Form 10-Q
period 2019-05-05
Chewy, Inc.
filed 2019-07-19
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2019
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-38936
CHEWY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1020167 (I.R.S. Employer Identification No.)
1855 Griffin Road, Suite B-428, Dania Beach, Florida (Address of principal executive offices)	33004 (Zip Code)
(786) 320-7111
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	CHWY	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of July 11, 2019
Class A Common Stock, $0.01 par value per share	53,475,000
Class B Common Stock, $0.01 par value per share	345,125,000

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended May 5, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning our ability to:

•	sustain our recent growth rates and manage our growth effectively;

•	acquire new customers in a cost-effective manner and increase our net sales per active customer;

•
accurately predict economic conditions and their impact on consumer spending patterns, particularly in the pet products market, and accurately forecast net sales and appropriately plan our expenses in the future;

•	introduce new products or offerings and improve existing products;

•	successfully compete in the pet products and services retail industry, especially in the e-commerce sector;

•	source additional, or strengthen our existing relationships with, suppliers;

•	negotiate acceptable pricing and other terms with third-party service providers, suppliers and outsourcing partners and maintain our relationships with such entities;

•	optimize, operate and manage the expansion of the capacity of our fulfillment centers;

•	provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology;

•	maintain adequate cybersecurity with respect to our systems and ensure that our third-party service providers do the same with respect to their systems;

•	successfully manufacture and sell our own private brand products;

•	maintain consumer confidence in the safety and quality of our vendor-supplied and private brand food products and hardgood products;

•	comply with existing or future laws and regulations in a cost-efficient manner;

•	attract, develop, motivate and retain well-qualified employees; and

•	adequately protect our intellectual property rights and successfully defend ourselves against any intellectual property infringement claims or other allegations that we may be subject to.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Investors and others should note that we may announce material financial information to our investors using our investor relations website (https://investor.chewy.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on social media could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHEWY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	As of
	May 5, 2019	February 3, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$29,298	$88,331
Accounts receivable	58,984	48,738
Inventories	254,140	220,855
Due from Parent, net	74,655	78,712
Prepaid expenses and other current assets	13,048	11,949
Total current assets	430,125	448,585
Property and equipment, net	93,544	91,691
Operating lease right-of-use assets	157,139	—
Other non-current assets	1,505	1,346
Total assets	$682,313	$541,622
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$519,597	$502,880
Accrued expenses and other current liabilities	309,054	311,150
Total current liabilities	828,651	814,030
Operating lease liabilities	177,636	—
Other long-term liabilities	33,967	63,534
Total liabilities	1,040,254	877,564
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Voting common stock, $0.01 par value per share, 1,000 shares authorized, 100 shares issued and outstanding as of May 5, 2019 and February 3, 2019	—	—
Additional paid-in capital	1,263,715	1,256,160
Accumulated deficit	(1,621,656)	(1,592,102)
Total stockholders’ deficit	(357,941)	(335,942)
Total liabilities and stockholders’ deficit	$682,313	$541,622
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (Unaudited)

	13 Weeks Ended
	May 5, 2019	April 29, 2018
Net sales	$1,108,872	$763,462
Cost of goods sold	854,982	613,474
Gross profit	253,890	149,988
Operating expenses:
Selling, general and administrative	181,897	123,152
Advertising and marketing	102,263	86,661
Total operating expenses	284,160	209,813
Loss from operations	(30,270)	(59,825)
Interest income, net	716	10
Loss before income tax provision	(29,554)	(59,815)
Income tax provision	—	—
Net loss	$(29,554)	$(59,815)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.15)
Weighted average common shares used in computing net loss per share attributable to common stockholders, basic and diluted	393,000	393,000
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (in thousands) (Unaudited)

	13 Weeks Ended May 5, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of February 3, 2019	—	$—	$1,256,160	$(1,592,102)	$(335,942)
Share-based compensation expense	—	—	7,230	—	7,230
Contribution from Parent	—	—	325	—	325
Net loss	—	—	—	(29,554)	(29,554)
Balance as of May 5, 2019	—	$—	$1,263,715	$(1,621,656)	$(357,941)

	13 Weeks Ended April 29, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of January 28, 2018	—	$—	$1,240,509	$(1,324,212)	$(83,703)
Share-based compensation expense	—	—	3,273	—	3,273
Contribution from Parent	—	—	325	—	325
Net loss	—	—	—	(59,815)	(59,815)
Balance as of April 29, 2018	—	$—	$1,244,107	$(1,384,027)	$(139,920)
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	13 Weeks Ended
	May 5, 2019	April 29, 2018
Cash flows from operating activities
Net loss	$(29,554)	$(59,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,949	4,718
Share-based compensation expense	7,230	3,273
Non-cash lease expense	4,012	—
Amortization of deferred rent	—	2,200
Other	1,820	7
Net change in operating assets and liabilities:
Accounts receivable	(10,246)	4,255
Inventories	(33,285)	(32,543)
Prepaid expenses and other current assets	(3,090)	828
Other non-current assets	(159)	487
Trade accounts payable	16,716	34,317
Accrued expenses and other current liabilities	(11,190)	(4,758)
Operating lease liabilities	(2,121)	—
Other long-term liabilities	1,777	1,758
Net cash used in operating activities	(51,141)	(45,273)
Cash flows from investing activities
Capital expenditures	(12,222)	(13,461)
Cash advances provided to Parent	(11,493)	(115)
Cash reimbursements of advances provided to Parent	15,550	10,090
Net cash used in investing activities	(8,165)	(3,486)
Cash flows from financing activities
Contribution from Parent	325	325
Principal repayments of finance lease obligations	(52)	—
Net cash provided by financing activities	273	325
Net decrease in cash and cash equivalents	(59,033)	(48,434)
Cash and cash equivalents, as of beginning of period	88,331	68,767
Cash and cash equivalents, as of end of period	$29,298	$20,333

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures included in accrued expenses and other current liabilities	$2,041	$6,589
Leasehold improvements paid by tenant allowances	$758	$110
Assets acquired in exchange for new operating lease liabilities	$165	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively “Chewy” or the “Company”) is a pure play e-commerce business geared toward pet products for dogs, cats, fish, birds, small pets, horses, and reptiles. Chewy serves its customers through its retail website, www.chewy.com, and its mobile applications and focuses on delivering exceptional customer service, a large selection of high-quality pet food, treats and supplies, price, convenience (including Chewy’s Autoship subscription program), fast shipping, and hassle-free returns.

PetSmart Acquisition

On May 31, 2017, the Company was acquired by PetSmart, Inc. (“PetSmart” or the “Parent”), a leading specialty provider of products, services and solutions for the lifetime needs of pets. This change-in-control event is referred to as the “PetSmart Acquisition”. PetSmart is wholly-owned by a consortium including private investment funds advised by BC Partners, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”), and controlled by affiliates of BC Partners.

Initial Public Offering

On June 18, 2019, the Company closed its initial public offering (“IPO”), in which it issued and sold 5.6 million shares of its Class A common stock. The price at IPO was $22.00 per share. The Company received net proceeds of approximately $111.5 million from the IPO after deducting underwriting discounts and commissions of $6.2 million and offering expenses.

Prior to the completion of the IPO, the Company amended and restated its certificate of incorporation to authorize Class A and Class B common stock and reclassify the 100 outstanding shares of common stock into 393,000,000 shares of Class B common stock. In connection with the IPO, 47,875,000 shares of the Company’s Class B common stock were reclassified into shares of Class A common stock on a one-to-one basis. As of June 18, 2019, 53,475,000 shares of the Company’s Class A common stock and 345,125,000 shares of Class B common stock were outstanding. The Class A common stock outstanding includes the shares issued in the IPO.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended May 5, 2019 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2019 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 17, 2019 (the “Prospectus”).

Fiscal Year

The Company has a 52 or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Sunday that is closest to the last day of the last month of the quarter.

2.	Summary of Significant Accounting Policies

Other than policies noted within Recent Accounting Pronouncements below, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Prospectus.

Use of Estimates

GAAP requires management to make certain estimates, judgments, and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments. Actual results could differ from those estimates.

Key estimates relate primarily to determining the net realizable value and demand for inventory, useful lives associated with property and equipment, valuation allowances with respect to deferred tax assets, contingencies and the valuation and assumptions underlying share-based compensation. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2016-02, Leases. In February 2016, the FASB issued this Accounting Standards Update (“ASU”) to provide a comprehensive lease accounting model that requires lessees to recognize lease liabilities and corresponding right-of-use assets for most leases. The new guidance also changes the definition of a lease and requires enhanced disclosures of pertinent quantitative and qualitative information about an entity’s leasing activities. The FASB subsequently issued ASU 2018-10 allowing entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. These ASUs became effective at the beginning of the Company’s 2019 fiscal year. The Company adopted this ASU by applying the new guidance to new and existing leases effective February 4, 2019, with no restatement of comparative periods. The Company elected the package of practical expedients, which permitted the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also made an accounting policy election to not recognize right-of-use assets and lease liabilities arising from short-term leases on its condensed consolidated balance sheets. The adoption of this ASU did not result in a cumulative effect adjustment to accumulated deficit. Upon adoption, the Company recognized operating lease right-of-use assets of $162.8 million and operating lease liabilities of $193.6 million. The adoption of this new guidance did not have a material net impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows.

The Company has operating and finance lease agreements for its fulfillment and customer service centers, corporate offices, and certain equipment. The Company determines if an arrangement contains a lease at inception based on the ability to control a physically distinct asset. Operating and finance lease right-of-use assets are recorded in the condensed consolidated balance sheets based on the initial measurement of the lease liability as adjusted to include prepaid rent and initial direct costs less any lease incentives received. Lease liabilities are measured at the commencement date based on the present value of the lease payments over the lease term. Lease payments are generally fixed but may include provisions for future rent increases based on a market index. The Company separately accounts for lease and non-lease components within lease agreements; the non-lease components primarily relate to common area maintenance for real estate leases. The Company uses its incremental borrowing rate to present value the lease liability as key inputs to determine the interest rate implicit in the lease are not shared by lessors.

Operating lease expense is recorded on a straight-line basis over the lease term. Right-of-use assets and lease liabilities for short-term leases are not recognized in the condensed consolidated balance sheets. Payments for short-term leases are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term.

ASU 2018-07, Stock Compensation; Improvements to Nonemployee Share-Based Payment Accounting. In June 2018, the FASB issued this ASU to expand the scope of Topic 718, Compensation-Stock Compensation to include share-based payment awards to be issued to non-employees in exchange for acquiring goods and services. The ASU aligned the accounting for awards issued to non-employees to be similar to employee awards. This update became effective at the beginning of the Company’s 2019 fiscal year. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. In August 2018, the FASB issued this ASU to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective at the beginning of the Company’s 2020 fiscal year. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated financial statements and disclosures.

3.	Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	May 5, 2019	February 3, 2019
Outbound fulfillment	$143,620	$147,610
Advertising and marketing	68,006	85,421
Accrued expenses and other	97,428	78,119
Total accrued expenses and other current liabilities	$309,054	$311,150

4.	Commitments and Contingencies

As of May 5, 2019, there were no material changes to the Company’s advertising and services purchase commitments and legal matters disclosed in Note 5 of the “Notes to Consolidated Financial Statements” included in the Prospectus.

5.	Debt

Interest Income and Expense

The following table provides information about the Company’s interest income (expense), net (in thousands):

	13 Weeks Ended
	May 5, 2019	April 29, 2018
Interest income	$720	$10
Interest expense	(4)	—
	$716	$10

ABL Credit Facility

On June 18, 2019, the Company entered into a new five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, either a base rate or a LIBOR rate. The applicable margin is generally determined based on the average excess liquidity during the immediately preceding fiscal quarter as a percentage of the maximum borrowing amount under the ABL Credit Facility, and is between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. The Company is also required to a pay commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility.

All obligations under the ABL Credit Facility are guaranteed on a senior secured first-lien basis by the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions, and secured, subject to permitted liens and other exceptions, by a perfected first-priority security interest in substantially all of the Company’s and its wholly-owned domestic subsidiaries’ assets.

The ABL Credit Facility contains a number of covenants that, among other things, restrict the Company’s and its restricted subsidiaries’ ability to:

•incur or guarantee additional debt and issue certain equity securities;
•make certain investments and acquisitions;
•make certain restricted payments and payments of certain indebtedness;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.

Each of these restrictions is subject to various exceptions.

In addition, the ABL Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the facility is less than the greater of 10% of the maximum borrowing amount and $30.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control.

6.	Leases

The Company leases all of its fulfillment and customer service centers and corporate offices under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 5 to 15 years and typically allow for the leases to be renewed for up to three additional five-year terms. Fulfillment and customer service centers and corporate office leases, including exercised renewal options, expire at various dates through 2031. The Company also leases certain equipment under operating and finance leases. The terms of equipment leases generally range from 3 to 5 years and do not contain renewal options. These leases expire at various dates through 2024.

The Company’s finance leases as of May 5, 2019 were not material. The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

Leases	Balance Sheet Classification	As of May 5, 2019
Assets
Operating	Operating lease right-of-use assets	$157,139
Total operating lease assets		$157,139

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$13,310
Non-current
Operating	Operating lease liabilities	177,636
Total operating lease liabilities		$190,946

Lease expense primarily related to operating lease costs. Lease expense for the thirteen weeks ended May 5, 2019 was $11.0 million, of which short-term and variable lease payments were $2.2 million, and were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

As of May 5, 2019, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 11.3 years and 11.8%, respectively.

Operating cash flows related to cash paid for operating leases were approximately $8.3 million for the thirteen weeks ended May 5, 2019.

The table below presents the maturity of lease liabilities as of May 5, 2019 (in thousands):

Operating Leases
Remainder of 2019	$22,569
2020	35,946
2021	33,555
2022	31,248
2023	26,695
Thereafter	215,409
Total lease payments	365,422
Less: interest	174,476
Present value of lease liabilities	$190,946
The table above includes all locations for which the Company had the right to control the use of the property. In addition, as of May 5, 2019 the Company had executed lease agreements which had not yet commenced with total future lease payments of $111.1 million. The weighted-average lease term for these leases is 16.1 years.

7.	Share-Based Compensation

Citrus Profits Interest Plan

Subsequent to the PetSmart Acquisition, the Company’s share-based compensation included profits interests units granted by Citrus Intermediate Holdings L.P. (the “Citrus Partnership”), a newly established Delaware limited partnership (the “Citrus Profits Interest Plan”). The Citrus Partnership is a parent company of PetSmart and a wholly-owned subsidiary of the Sponsors. The Company recognizes share-based compensation as equity contributions from the Citrus Partnership in its condensed consolidated financial statements for awards granted under the Citrus Profits Interest Plan as it relates to grantees’ services as employees of the Company.

During the thirteen weeks ended May 5, 2019 and April 29, 2018, the Company recognized share-based compensation expense of $7.2 million and $3.3 million, respectively, in connection with awards granted under the Citrus Profits Interest Plan. Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations.

2019 Omnibus Incentive Plan

In June 2019, the Company’s board of directors adopted and approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on June 13, 2019 and allows for the issuance of up to 31,864,865 shares of Class A common stock.

The 2019 Plan provides for the grant of stock options, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock, dividend equivalents, stock payments, restricted stock units (“RSUs”), performance shares, other incentive awards, SARs, and cash awards (collectively “awards”). The awards may be granted to the Company’s employees, consultants, and directors, and the employees and consultants of the Company’s affiliates and subsidiaries.

In connection with the consummation of the IPO, the Company granted the following RSUs under the 2019 Plan:

•2,711,689 RSUs, which were fully vested upon consummation of the IPO,
•362,629 RSUs, which will vest within one year of consummation of the IPO, and
•21,693,634 RSUs, which will vest based on time-vesting conditions and share price hurdles.

There are 7,096,913 additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

8.	Income Taxes

Subsequent to the PetSmart Acquisition, the Company’s losses were included with PetSmart’s consolidated U.S. federal and state income tax returns. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared on the separate return method as if the Company were a taxpayer separate from PetSmart.

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen weeks ended May 5, 2019 and April 29, 2018.

Concurrent with the IPO, the Company and PetSmart entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company and PetSmart with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, local, and foreign income taxes.

9.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is presented using the two class method required for participating securities. Under the two class method, net loss attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings for the periods presented are calculated as net loss less distributed earnings.

Basic and diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. The weighted-average shares outstanding during the period reflects the reclassification of the 100 outstanding shares of common stock into 393,000,000 shares of Class B common stock. There were no shares of Class A common stock outstanding for the thirteen weeks ended May 5, 2019 or April 29, 2018.

For the thirteen weeks ended May 5, 2019 and April 29, 2018, the Company’s basic and diluted net loss per share attributable to common stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	May 5, 2019	April 29, 2018
Common stockholders
Numerator:
Net loss	$(29,554)	$(59,815)
Net loss attributable to common stockholders	$(29,554)	$(59,815)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	393,000	393,000

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.15)

10.	Certain Relationships and Related Party Transactions

The Company’s condensed consolidated financial statements include management fee expenses of $0.3 million allocated to the Company by the Sponsors and the Parent for organizational oversight and certain limited corporate functions for the thirteen weeks ended May 5, 2019 and April 29, 2018, respectively. Allocated costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

From time to time, prior to the completion of the IPO, the Company used funding from or provided funding to the Parent, as needed, in the normal course of business. The Company and PetSmart were parties to an intercompany loan agreement pursuant to which each party made loans from time to time to the other. As of May 5, 2019, PetSmart owed the Company $74.7 million under the agreement. In connection with the signing of an underwriting agreement pursuant to which the Company received substantially all of the net proceeds from the Company’s sale of shares of Class A common stock as part of the IPO, the loan agreement was terminated without cash repayment of the outstanding loan.

Certain of the Company’s pharmacy operations are currently, and have been since launch on July 2, 2018, conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $10.5 million within net sales in the condensed consolidated statement of operations for the services provided during the thirteen weeks ended May 5, 2019. The services agreement will remain in place for so long as the Company conducts any pharmacy operations through a PetSmart subsidiary.

In connection with the IPO, the Company was released from its obligations under the Parent’s asset-backed revolving credit facility in accordance with its terms.

PetSmart Guarantees

PetSmart currently provides a guarantee of payment with respect to certain equipment and other leases that the Company has entered into and serves as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s current or future suppliers. The Company has historically not paid PetSmart for any of these guarantees.

11.	Subsequent Events

On June 13, 2019, the Company’s 2019 Omnibus Incentive Plan became effective. See Note 7 for additional information.

On June 18, 2019, the Company completed its IPO. See Note 1 for additional information.

On June 18, 2019, the Company entered into a new five-year senior secured asset-backed credit facility. See Note 5 for additional information.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 17, 2019 (the “Prospectus”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Investors and others should note that we may announce material financial information to our investors using our investor relations website (https://investor.chewy.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on social media could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and around-the-clock convenience that only e-commerce can offer. We believe that we are the preeminent online destination for pet parents as a result of our broad selection of high-quality products, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and continually develop innovative ways for our customers to engage with us. We partner with more than 1,600 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our website and mobile applications, we offer our customers more than 45,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

Fiscal Year End

We have a 52 or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that fiscal year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Sunday that is closest to the last day of the last month of the quarter.

Initial Public Offering

On June 13, 2019, our registration statement on Form S-1 to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the New York Stock Exchange (“NYSE”) on June 14, 2019. Our IPO closed on June 18, 2019. As a result, our condensed consolidated financial statements as of May 5, 2019 do not reflect the impact of our IPO. For additional information, see Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	13 Weeks Ended
(in thousands, except net sales per active customer and percentages)	May 5, 2019	April 29, 2018	% Change
Financial and Operating Data
Net sales	$1,108,872	$763,462	45.2%
Net loss	$(29,554)	$(59,815)	50.6%
Adjusted EBITDA(1)	$(15,766)	$(51,509)	69.4%
Adjusted EBITDA margin(1)	(1.4)%	(6.7)%
Net cash used in operating activities	$(51,141)	$(45,273)	(13.0)%
Free cash flow(1)	$(63,363)	$(58,734)	(7.9)%
Active customers	11,321	7,830	44.6%
Net sales per active customer	$343	$314	9.2%
Autoship customer sales	$743,853	$477,449	55.8%
Autoship customer sales as a percentage of net sales	67.1%	62.5%
(1) Adjusted EBITDA, adjusted EBITDA margin and free cash flow are non-GAAP financial measures.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this
10-Q Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net loss excluding depreciation and amortization; share-based compensation expense; income tax provision; interest income (expense), net; management fee expense; and non-routine items. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this 10-Q Report because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable charges. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization, share-based compensation expense and management fee expense from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision; interest income (expense), net; and non-routine items as these items are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditures;

•
adjusted EBITDA does not reflect share-based compensation and related taxes. Share-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy;

•	adjusted EBITDA does not reflect interest income (expense), net; or changes in, or cash requirements for, our working capital;

•	adjusted EBITDA excludes one-time non-routine items; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended
Reconciliation of Net Loss to Adjusted EBITDA	May 5, 2019	April 29, 2018
Net loss	$(29,554)	$(59,815)
Add (deduct):
Depreciation and amortization	6,949	4,718
Share-based compensation expense	7,230	3,273
Income tax provision	—	—
Interest income, net	(716)	(10)
Management fee expense(1)	325	325
Adjusted EBITDA	$(15,766)	$(51,509)
Net sales	$1,108,872	$763,462
Adjusted EBITDA margin	(1.4)%	(6.7)%
(1) Management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions. Although we are not a party to the agreement governing the management fee, this management fee is reflected as an expense in our condensed consolidated financial statements.

We define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this 10-Q Report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less capital expenditures (which consist of purchases of property and equipment, including servers and networking equipment, capitalization of labor related to our website, mobile applications, and software development, and leasehold improvements). We have provided a reconciliation below of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure.

We have included free cash flow in this 10-Q Report because it is an important indicator of our liquidity as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Free cash flow has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by (used in) operating activities, capital expenditures and our other GAAP results.

The following table presents a reconciliation of net cash provided by (used in) operating activities to free cash flow for each of the periods indicated.

($ in thousands)	13 Weeks Ended
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow	May 5, 2019	April 29, 2018
Net cash used in operating activities	$(51,141)	$(45,273)
Add (deduct):
Capital expenditures	(12,222)	(13,461)
Free Cash Flow	$(63,363)	$(58,734)

Free cash flow may be affected in the near to medium term by the timing of capital investments (such as the launch of new fulfillment centers, customer service centers, and corporate offices and purchases of IT and other equipment), fluctuations in our growth and the effect of such fluctuations on working capital, and changes in our cash conversion cycle due to increases or decreases of vendor payment terms as well as inventory turnover.

Key Operating Metrics

Active Customers

As of the last date of each reporting period, we determine our number of active customers by counting the total number of individual customers who have ordered, and for whom an order has shipped, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as a key indicator of our growth—acquisition and retention of customers—as a result of our marketing efforts and the value we provide to our customers. The number of active customers has grown over time as we acquired new customers and retained previously acquired customers.

Net Sales Per Active Customer

We define net sales per active customer as the aggregate net sales for the preceding four fiscal quarters, divided by the total number of active customers at the end of that period. We view net sales per active customer as a key indicator of our customers’ purchasing patterns, including their initial and repeat purchase behavior.

Autoship and Autoship Customer Sales

We define Autoship customers as customers in a given fiscal quarter for whom an order has shipped through our Autoship subscription program during the preceding 364-day period. We define Autoship as our subscription program, which provides automatic ordering, payment, and delivery of products to our customers. We view our Autoship subscription program as a key driver of recurring net sales and customer retention. For a given fiscal quarter, Autoship customer sales consist of sales and shipping revenues from all Autoship subscription program purchases and purchases outside of the Autoship subscription program by Autoship customers, excluding taxes collected from customers, excluding any refund allowance, and net of any promotional offers (such as percentage discounts off current purchases and other similar offers), for that quarter. For a given fiscal year, Autoship customer sales equal the sum of the Autoship customer sales for each of the fiscal quarters in that fiscal year.

Autoship Customer Sales as a Percentage of Net Sales

We define Autoship customer sales as a percentage of net sales as the Autoship customer sales in a given reporting period divided by the net sales from all orders in that period. We view Autoship customer sales as a percentage of net sales as a key indicator of our recurring sales and customer retention.

Components of Results of Consolidated Operations

Net Sales

We derive net sales primarily from sales of both third-party brand and private brand pet food, pet products, pet medications and other pet health products, and related shipping fees. Sales of third-party brand and private brand pet food, pet products and shipping revenues are recorded when products are shipped, net of promotional discounts and refund allowances. Taxes collected from customers are excluded from net sales. Net sales is primarily driven by growth of new customers and active customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program.

We also periodically provide promotional offers, including discount offers, such as percentage discounts off current purchases and other similar offers. These offers are treated as a reduction to the purchase price of the related transaction and are reflected as a net amount in net sales.

Cost of Goods Sold

Cost of goods sold consists of the cost of third-party brand and private brand products sold to customers, inventory freight, shipping supply costs, inventory shrinkage costs, and inventory valuation adjustments, offset by reductions for promotions and percentage or volume rebates offered by our vendors, which may depend on reaching minimum purchase thresholds. Generally, amounts received from vendors are considered a reduction of the carrying value of inventory and are ultimately reflected as a reduction of cost of goods sold.

Selling, General and Administrative

Selling, general and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources; costs associated with use by these functions, such as depreciation expense and rent relating to facilities and equipment; professional fees and other general corporate costs; share-based compensation; and fulfillment costs.

Fulfillment costs represent costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing and related transaction costs and responding to inquiries from customers. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards.

Advertising and Marketing

Advertising and marketing expenses consist of advertising and payroll related expenses for personnel engaged in marketing, business development and selling activities.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest earned on cash and cash equivalents held by us. In the future, we will recognize interest expense in connection with any borrowings under the new five-year senior secured asset-backed credit facility (the “ABL Credit Facility”). See “Other Liquidity Measures-ABL Credit Facility.”

Income Tax Provision

Our income tax provision consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions and uncertain tax positions.

Results of Consolidated Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	13 Weeks Ended
($ in thousands)	May 5, 2019	April 29, 2018
Consolidated Statements of Operations
Net sales	$1,108,872	$763,462
Cost of goods sold	854,982	613,474
Gross profit	253,890	149,988
Operating expenses:
Selling, general and administrative	181,897	123,152
Advertising and marketing	102,263	86,661
Total operating expenses	284,160	209,813
Loss from operations	(30,270)	(59,825)
Interest income, net	716	10
Loss before income tax provision	(29,554)	(59,815)
Income tax provision	—	—
Net loss	$(29,554)	$(59,815)

	13 Weeks Ended
(% of net sales)	May 5, 2019	April 29, 2018
Consolidated Statements of Operations
Net sales	100.0%	100.0%
Cost of goods sold	77.1	80.4
Gross profit	22.9	19.6
Operating expenses:
Selling, general and administrative	16.4	16.1
Advertising and marketing	9.2	11.4
Total operating expenses	25.6	27.5
Loss from operations	(2.7)	(7.8)
Interest income, net	0.1	—
Loss before income tax provision	(2.7)	(7.8)
Income tax provision	—	—
Net loss	(2.7)%	(7.8)%
Thirteen Weeks Ended May 5, 2019 Compared to Thirteen Weeks Ended April 29, 2018

Net Sales

	13 Weeks Ended
($ in thousands)	May 5, 2019	April 29, 2018	$ Change	% Change
Consumables	$872,315	$607,290	$265,025	43.6%
Hardgoods	192,578	140,462	52,116	37.1%
Other	43,979	15,710	28,269	179.9%
Net sales	$1,108,872	$763,462	$345,410	45.2%

Net sales for the thirteen weeks ended May 5, 2019 increased by $345.4 million, or 45.2%, to $1.1 billion compared to $763.5 million for the thirteen weeks ended April 29, 2018. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 3.5 million, or 44.6%, in the thirteen weeks ended May 5, 2019 compared to the thirteen weeks ended April 29, 2018, along with the increased spending among our active customers.

Cost of Goods Sold and Gross Profit

	13 Weeks Ended
($ in thousands)	May 5, 2019	April 29, 2018	$ Change	% Change
Cost of goods sold	$854,982	$613,474	$241,508	39.4%
Gross profit	$253,890	$149,988	$103,902	69.3%
Gross margin	22.9%	19.6%

Cost of goods sold for the thirteen weeks ended May 5, 2019 increased by $241.5 million, or 39.4%, to $855.0 million compared to $613.5 million in the thirteen weeks ended April 29, 2018. This increase was primarily due to a 42.1% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in orders on a percentage basis, primarily as a result of negotiated cost reductions from product and freight suppliers.

Gross profit for the thirteen weeks ended May 5, 2019 increased by $103.9 million, or 69.3%, to $253.9 million compared to $150.0 million in the thirteen weeks ended April 29, 2018. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended May 5, 2019 increased by 330 basis points compared to the thirteen weeks ended April 29, 2018, primarily as a result of negotiated cost reductions from product and freight suppliers.

Selling, General and Administrative

	13 Weeks Ended
($ in thousands)	May 5, 2019	April 29, 2018	$ Change	% Change
Selling, general and administrative	$181,897	$123,152	$58,745	47.7%
As a percentage of net sales	16.4%	16.1%

Selling, general and administrative expenses for the thirteen weeks ended May 5, 2019 increased by $58.7 million, or 47.7%, to $181.9 million compared to $123.2 million in the thirteen weeks ended April 29, 2018. This increase was primarily due to an increase of $32.5 million in fulfillment costs largely attributable to increased investments to support overall growth of our business, including the opening of a new fulfillment center and the expansion of customer service headcount and launch of a new customer service center in the second quarter of 2018. We also expanded our corporate office and increased headcount in IT, merchandising, and other corporate departments as a result of business growth and also in contemplation of becoming a public company, resulting in an increase in compensation and facilities expense and other general and administrative items of $26.2 million.

Advertising and Marketing

	13 Weeks Ended
($ in thousands)	May 5, 2019	April 29, 2018	$ Change	% Change
Advertising and marketing	$102,263	$86,661	$15,602	18.0%
As a percentage of net sales	9.2%	11.4%

Advertising and marketing expenses for the thirteen weeks ended May 5, 2019 increased by $15.6 million, or 18.0%, to $102.3 million compared to $86.7 million in the thirteen weeks ended April 29, 2018, but overall spend declined as a percentage of net sales to 9.2% from 11.4% in the thirteen weeks ended April 29, 2018. There was a $14.2 million increase in advertising and marketing spending through existing channels in the thirteen weeks ended May 5, 2019 which contributed to an increase in the number of active customers by 3.5 million.

Interest Income (Expense), Net

	13 Weeks Ended
($ in thousands)	May 5, 2019	April 29, 2018	$ Change	% Change
Interest income, net	$716	$10	$706	7,060.0%
As a percentage of net sales	0.1%	—%

Interest income, net for the thirteen weeks ended May 5, 2019 increased $0.7 million compared to the thirteen weeks ended April 29, 2018. This increase was primarily due to intercompany interest income on net amounts due from Parent.

Income Tax Provision

Income tax provision was zero for the thirteen weeks ended May 5, 2019 and April 29, 2018 as we maintained a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible redeemable preferred stock and cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents and our new revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $29.3 million as of May 5, 2019, a decrease of $59.0 million from February 3, 2019.

We believe that our cash and cash equivalents and availability under our new revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” herein. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Cash Flows

	13 Weeks Ended
	May 5, 2019	April 29, 2018
Net cash used in operating activities	$(51,141)	$(45,273)
Net cash used in investing activities	$(8,165)	$(3,486)
Net cash provided by financing activities	$273	$325
Operating Activities
Cash provided by (used in) operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash used in operating activities was $51.1 million for the thirteen weeks ended May 5, 2019 , primarily consisting of $29.6 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $6.9 million and $7.2 million of share-based compensation expense, as well as a $41.1 million increase in cash consumed by working capital primarily driven by higher inventories, accounts receivable, prepaid expenses and other current assets, and lower accrued expenses and other current liabilities, partially offset by higher accounts payable.

Net cash used in operating activities was $45.3 million for the thirteen weeks ended April 29, 2018, primarily consisting of $59.8 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $4.7 million and $3.3 million of share-based compensation expense, as well as a $2.1 million decrease in cash consumed by working capital primarily driven by an increase in our accounts payable and decrease in our accounts receivable offset by higher inventories, higher prepaid expenses and other current assets, and lower accrued expenses and other current liabilities.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, mainly for the launch and expansion of our physical fulfillment capabilities, as well as purchases of servers and networking equipment, leasehold improvements, and capitalization of labor related to our website, mobile applications, and other software.

Net cash used in investing activities was $8.2 million for the thirteen weeks ended May 5, 2019 , primarily consisting of $12.2 million of capital expenditures related to the launch of new fulfilment centers, the expansion of corporate and customer services offices, and additional investments in IT hardware and software, partially offset by $4.1 million of cash reimbursements, net of advances from PetSmart. Net cash used in investing activities was $3.5 million for the thirteen weeks ended April 29, 2018, primarily consisting of $13.5 million of costs related to the launch of three new fulfillment centers, the expansion of corporate and customer service offices, and additional investments in IT hardware and software, partially offset by $10.0 million of cash reimbursements, net of advances from PetSmart.

Financing Activities

Net cash provided by financing activities was $0.3 million for the thirteen weeks ended May 5, 2019 and April 29, 2018, primarily consisting of a $0.3 million management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions.

Other Liquidity Measures

ABL Credit Facility

On June 18, 2019, we entered into the ABL Credit Facility which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either a base rate or a LIBOR rate. The applicable margin is generally determined based on the average excess liquidity during the immediately preceding fiscal quarter as a percentage of the maximum borrowing amount under the ABL Credit Facility, and is between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. We are also required to a pay commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility.

All obligations under the ABL Credit Facility are guaranteed on a senior secured first-lien basis by the our wholly-owned domestic subsidiaries, subject to certain exceptions, and secured, subject to permitted liens and other exceptions, by a perfected first-priority security interest in substantially all of our and our wholly-owned domestic subsidiaries’ assets.

The ABL Credit Facility contains a number of covenants that, among other things, restrict our and our restricted subsidiaries’ ability to:

•incur or guarantee additional debt and issue certain equity securities;
•make certain investments and acquisitions;
•make certain restricted payments and payments of certain indebtedness;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.

Each of these restrictions is subject to various exceptions.

In addition, the ABL Credit Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the facility is less than the greater of 10% of the maximum borrowing amount and $30.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control.

Contractual Obligations

There have been no material changes to our contractual obligations as compared to those described in Contractual Obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Prospectus, except as disclosed in Note 4 in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Quantitative and Qualitative Disclosures About Market Risk” of our Prospectus. Our exposures to market risk have not changed materially since February 3, 2019.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 5, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended May 5, 2019 .

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our prospectus, dated June 13, 2019 and filed with the SEC on June 17, 2019 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On June 18, 2019, we closed our IPO, in which we sold 5.6 million shares of our Class A common stock at a price of $22.00 per share. In addition, a wholly-owned subsidiary of PetSmart, the selling stockholder in our IPO, sold 47,875,000 shares of our Class A common stock (which included 6,975,000 of our Class A common stock that were issued pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a price of $22.00 per share less underwriting discounts and commissions. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-231095), which was declared effective by the SEC on June 13, 2019. Upon completion of the sale of the shares of our Class A common stock, the IPO terminated. We raised approximately $111.5 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.2 million and offering expenses of approximately $5.5 million. We did not receive any proceeds from the sale of shares by the selling stockholder. We intend to use the net proceeds we received from our IPO for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on June 17, 2019 pursuant to Rule 424(b)(4). The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC and J.P. Morgan Securities, LLC.

Item 6. Exhibits

		Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Chewy Inc.	8-K	001-38936	3.1	June 18, 2019
3.2	Amended and Restated Bylaws of Chewy, Inc.	8-K	001-38936	3.2	June 18, 2019
10.1	Investor Rights Agreement, dated June 13, 2019, by and among Chewy, Inc. and certain holders identified therein	8-K	001-38936	10.1	June 18, 2019
10.2	Form of Director and Officer Indemnification Agreement	S-1/A	333-231095	10.2	June 3, 2019
10.3	Chewy, Inc. 2019 Omnibus Incentive Plan	S-8	333-232188	4.1	June 18, 2019
10.4	Master Transaction Agreement, dated June 13, 2019, by and among Chewy, Inc. and PetSmart, Inc.	8-K	001-38936	10.2	June 18, 2019
10.5	Tax Matters Agreement, dated June 13, 2019, by and among Chewy, Inc., Argos Intermediate Holdco I Inc. and PetSmart, Inc.	8-K	001-38936	10.3	June 18, 2019
10.6	Intercompany Services Agreement, dated as of July 2, 2018, between Chewy, Inc. and Chewy Pharmacy KY, LLC	S-1	333-231095	10.6	April 29, 2019
10.7	Master Purchase Agreement, dated as of February 7, 2019, between Chewy, Inc. and PetSmart Home Office, Inc.	S-1/A	333-231095	10.7	May 30, 2019
10.8	Amended and Restated Executive Employment Agreement, dated June 1, 2019, between Sumit Singh and Chewy, Inc.	S-1/A	333-231095	10.8	June 3, 2019
10.9	Stockholders Agreement, dated as of April 17, 2019, between Chewy, Inc. and the other parties named therein	S-1/A	333-231095	10.10	May 17, 2019
10.10	Amendment to Master Purchase Agreement, effective as of May 15, 2019, between Chewy, Inc. and PetSmart Home Office, Inc.	S-1/A	333-231095	10.11	May 30, 2019
10.11	Form of Restricted Stock Unit Agreement	S-1/A	333-231095	10.11	June 3, 2019
10.12	Master Procurement Agreement, dated as of May 31, 2019, between Chewy, Inc. and The China Joint Business Arrangement between PetSmart International Holdings I LLC and PetSmart International Holdings II LLC	S-1/A	333-231095	10.12	June 3, 2019
10.13	Executive Employment Agreement, dated June 2, 2019, between Susan Helfrick and Chewy, Inc.	S-1/A	333-231095	10.13	June 3, 2019
10.14	Executive Employment Agreement, dated June 2, 2019, between Mario Marte and Chewy, Inc.	S-1/A	333-231095	10.14	June 3, 2019
31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CHEWY, INC.

Date:	July 18, 2019	By:	/s/ Sumit Singh
Sumit Singh
Chief Executive Officer
(Principal Executive Officer)

Date:	July 18, 2019	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)