Form 10-Q
period 2019-08-04
Chewy, Inc.
filed 2019-09-17
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-38936
CHEWY, INC.
(Exact name of registrant as specified in its charter)

Delaware					90-1020167
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)
1855 Griffin Road, Suite B-428	,	Dania Beach	,	Florida	33004
(Address of principal executive offices)					(Zip Code)
(786) 320-7111
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	CHWY	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of September 10, 2019
Class A Common Stock, $0.01 par value per share	53,475,000
Class B Common Stock, $0.01 par value per share	345,125,000

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended August 4, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CHEWY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	As of
	August 4, 2019	February 3, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$150,844	$88,331
Accounts receivable	59,995	48,738
Inventories	288,155	220,855
Due from Parent, net	2,088	78,712
Prepaid expenses and other current assets	29,939	11,949
Total current assets	531,021	448,585
Property and equipment, net	98,411	91,691
Operating lease right-of-use assets	181,053	—
Other non-current assets	3,449	1,346
Total assets	$813,934	$541,622
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$556,907	$502,880
Accrued expenses and other current liabilities	381,983	311,150
Total current liabilities	938,890	814,030
Operating lease liabilities	202,923	—
Other long-term liabilities	33,854	63,534
Total liabilities	1,175,667	877,564
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of August 4, 2019; no shares authorized, issued or outstanding as of February 3, 2019	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 53,475,000 shares issued and outstanding as of August 4, 2019; no shares authorized, issued or outstanding as of February 3, 2019	535	—
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 345,125,000 shares issued and outstanding as of August 4, 2019; no shares authorized, issued or outstanding as of February 3, 2019	3,451	—
Voting common stock, $0.01 par value per share, no shares authorized, issued or outstanding as of August 4, 2019; 1,000 shares authorized, 100 shares issued and outstanding as of February 3, 2019	—	—
Additional paid-in capital	1,338,813	1,256,160
Accumulated deficit	(1,704,532)	(1,592,102)
Total stockholders’ deficit	(361,733)	(335,942)
Total liabilities and stockholders’ deficit	$813,934	$541,622
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net sales	$1,153,545	$805,587	$2,262,417	$1,569,049
Cost of goods sold	881,310	639,712	1,736,292	1,253,185
Gross profit	272,235	165,875	526,125	315,864
Operating expenses:
Selling, general and administrative	244,563	139,747	426,460	262,900
Advertising and marketing	110,752	89,263	213,015	175,924
Total operating expenses	355,315	229,010	639,475	438,824
Loss from operations	(83,080)	(63,135)	(113,350)	(122,960)
Interest income, net	204	21	920	31
Loss before income tax provision	(82,876)	(63,114)	(112,430)	(122,929)
Income tax provision	—	—	—	—
Net loss	$(82,876)	$(63,114)	$(112,430)	$(122,929)

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.21)	$(0.16)	$(0.28)	$(0.31)
Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	397,387	393,000	395,193	393,000
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (in thousands) (Unaudited)

	13 Weeks Ended August 4, 2019
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of May 5, 2019	—	$—	$1,263,715	$(1,621,656)	$(357,941)
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	5,600	56	110,528	—	110,584
Change in capital structure	393,000	3,930	(3,930)	—	—
Share-based compensation expense	—	—	43,783	—	43,783
Contribution from Parent	—	—	325	—	325
Due from Parent related to tax sharing agreement	—	—	3,902	—	3,902
Termination of loan from Parent	—	—	(79,510)	—	(79,510)
Net loss	—	—	—	(82,876)	(82,876)
Balance as of August 4, 2019	398,600	$3,986	$1,338,813	$(1,704,532)	$(361,733)

	13 Weeks Ended July 29, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of April 29, 2018	—	$—	$1,244,107	$(1,384,027)	$(139,920)
Share-based compensation expense	—	—	4,045	—	4,045
Contribution from Parent	—	—	325	—	325
Net loss	—	—	—	(63,114)	(63,114)
Balance as of July 29, 2018	—	$—	$1,248,477	$(1,447,141)	$(198,664)
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (in thousands) (Unaudited)

	26 Weeks Ended August 4, 2019
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of February 3, 2019	—	$—	$1,256,160	$(1,592,102)	$(335,942)
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	5,600	56	110,528	—	110,584
Change in capital structure	393,000	3,930	(3,930)	—	—
Share-based compensation expense	—	—	51,013	—	51,013
Contribution from Parent	—	—	650	—	650
Due from Parent related to tax sharing agreement	—	—	3,902	—	3,902
Termination of loan from Parent	—	—	(79,510)	—	(79,510)
Net loss	—	—	—	(112,430)	(112,430)
Balance as of August 4, 2019	398,600	$3,986	$1,338,813	$(1,704,532)	$(361,733)

	26 Weeks Ended July 29, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance as of January 28, 2018	—	$—	$1,240,509	$(1,324,212)	$(83,703)
Share-based compensation expense	—	—	7,318	—	7,318
Contribution from Parent	—	—	650	—	650
Net loss	—	—	—	(122,929)	(122,929)
Balance as of July 29, 2018	—	$—	$1,248,477	$(1,447,141)	$(198,664)
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	26 Weeks Ended
	August 4, 2019	July 29, 2018
Cash flows from operating activities
Net loss	$(112,430)	$(122,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,579	10,075
Share-based compensation expense	51,013	7,318
Non-cash lease expense	8,964	—
Amortization of deferred rent	—	5,019
Other	2,002	166
Net change in operating assets and liabilities:
Accounts receivable	(11,257)	1,032
Inventories	(67,300)	(32,508)
Prepaid expenses and other current assets	(20,439)	(2,150)
Other non-current assets	(2,002)	797
Trade accounts payable	54,027	61,440
Accrued expenses and other current liabilities	55,536	18,424
Operating lease liabilities	(3,488)	—
Other long-term liabilities	1,461	4,113
Net cash used in operating activities	(29,334)	(49,203)
Cash flows from investing activities
Capital expenditures	(24,163)	(28,197)
Cash advances provided to Parent	(22,840)	(70,348)
Cash reimbursements of advances provided to Parent	23,858	106,744
Net cash (used in) provided by investing activities	(23,145)	8,199
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	115,228	—
Payment of debt issuance costs	(781)	—
Contribution from Parent	650	650
Principal repayments of finance lease obligations	(105)	—
Net cash provided by financing activities	114,992	650
Net increase (decrease) in cash and cash equivalents	62,513	(40,354)
Cash and cash equivalents, as of beginning of period	88,331	68,767
Cash and cash equivalents, as of end of period	$150,844	$28,413

Supplemental disclosures of non-cash investing and financing activities:
Offering costs included in accrued expenses and other current liabilities	$4,644	$—
Assets acquired in exchange for new operating lease liabilities	$26,776	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business and Basis of Presentation

Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively “Chewy” or the “Company”) is a pure play e-commerce business geared toward pet products for dogs, cats, fish, birds, small pets, horses, and reptiles. Chewy serves its customers through its retail website, www.chewy.com, and its mobile applications and focuses on delivering exceptional customer service, a large selection of high-quality pet food, treats and supplies, and pet healthcare products; price, convenience (including Chewy’s Autoship subscription program), fast shipping, and hassle-free returns.

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

Initial Public Offering

On June 18, 2019, the Company closed its initial public offering (“IPO”), in which it issued and sold 5.6 million shares of its Class A common stock. The price at IPO was $22.00 per share. The Company received net proceeds of approximately $110.6 million from the IPO after deducting underwriting discounts and commissions of $6.2 million and offering costs.

Prior to the completion of the IPO, the Company amended and restated its certificate of incorporation to authorize Class A and Class B common stock and reclassify the 100 outstanding shares of common stock into 393,000,000 shares of Class B common stock. In connection with the IPO, 47,875,000 shares of the Company’s Class B common stock were reclassified into shares of Class A common stock on a one-to-one basis. Upon completion of the IPO, 53,475,000 shares of the Company’s Class A common stock and 345,125,000 shares of Class B common stock were outstanding. The Class A common stock outstanding includes the shares issued in the IPO.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended August 4, 2019 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2019 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 17, 2019 (the “Prospectus”).

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

3.	Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	August 4, 2019	February 3, 2019
Outbound fulfillment	$175,319	$147,610
Advertising and marketing	92,091	85,421
Accrued expenses and other	114,573	78,119
Total accrued expenses and other current liabilities	$381,983	$311,150

4.	Commitments and Contingencies

As of August 4, 2019, there were no material changes to the Company’s advertising and services purchase commitments and legal matters disclosed in Note 5 of the “Notes to Consolidated Financial Statements” included in the Prospectus.

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

In addition, the ABL Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the facility is less than the greater of 10% of the maximum borrowing amount and $30.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control. As of August 4, 2019, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of August 4, 2019 were not material. The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

Leases	Balance Sheet Classification	As of August 4, 2019
Assets
Operating	Operating lease right-of-use assets	$181,053
Total operating lease assets		$181,053

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$13,781
Non-current
Operating	Operating lease liabilities	202,923
Total operating lease liabilities		$216,704

Lease expense primarily related to operating lease costs. Lease expense for the thirteen and twenty-six weeks ended August 4, 2019 was $11.9 million and $22.9 million, respectively, of which short-term and variable lease payments were $1.8 million and $4.0 million, respectively, and were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

As of August 4, 2019, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 11.8 years and 11.3%, respectively.

Operating cash flows related to cash paid for operating leases were approximately $17.3 million for the twenty-six weeks ended August 4, 2019.

The table below presents the maturity of lease liabilities as of August 4, 2019 (in thousands):

Operating Leases
Remainder of 2019	$16,733
2020	38,090
2021	36,766
2022	34,525
2023	30,041
Thereafter	259,764
Total lease payments	415,919
Less: interest	199,215
Present value of lease liabilities	$216,704

The table above includes all locations for which the Company had the right to control the use of the property. In addition, as of August 4, 2019 the Company had lease arrangements which had not yet commenced with total future lease payments of approximately $56 million. The lease term for this lease arrangement is approximately 16 years.

7.	Capital Stock

Common Stock

Prior to the completion of the IPO, the Company amended and restated its certificate of incorporation to authorize Class A and Class B common stock and reclassify the 100 outstanding shares of common stock into 393,000,000 shares of Class B common stock. In connection with the IPO, 47,875,000 shares of the Company’s Class B common stock were reclassified into shares of Class A common stock on a one-to-one basis. Upon completion of the IPO, 53,475,000 shares of the Company’s Class A common stock and 345,125,000 shares of Class B common stock were outstanding.

Voting Rights

Holders of the Company’s Class A and Class B common stock are entitled to vote together as a single class on all matters submitted to a vote or for the consent of the stockholders of the Company, unless otherwise required by law or the Company’s amended and restated certificate of incorporation. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share.

Dividends

Subject to the preferences applicable to any series of preferred stock, if any, outstanding, holders of Class A and Class B common stock are entitled to share equally, on a per share basis, in dividends and other distributions of cash, property or securities of the Company.

Liquidation

Subject to the preferences applicable to any series of preferred stock, if any, outstanding, in the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, all assets of the Company available for distribution to common stockholders would be divided among and paid ratably to holders of Class A and Class B common stock.

Conversion of Class B Common Stock

Voluntary Conversion

Each share of Class B common stock is convertible into one fully paid and nonassessable share of Class A Common Stock at the option of the holder thereof with the prior written consent of the Company.

Automatic Conversion

All shares of Class B common stock shall automatically, without further action by any holder, be converted into an identical number of shares of fully paid and nonassessable Class A common stock (i) on the first trading day on or after the date on which the outstanding shares of Class B common stock constitute less than 7.5% of the aggregate number of shares of common stock then outstanding, or (ii) upon the occurrence of an event, specified by the affirmative vote (or written consent) of the holders of a majority of the then-outstanding shares Class B common stock, voting as a separate class.

In addition, each share of Class B common stock will convert automatically into one share of Class A common stock (i) upon the sale or transfer of such share of Class B common stock, except for certain transfers described in the Company’s amended and restated certificate of incorporation, including transfers to affiliates of the holder and another holder of Class B common stock, or (ii) if the holder is not an affiliate of any of the Sponsors.

Preferred Stock

Preferred stock may be issued from time to time by the Company for such consideration as may be fixed by the board of directors. Except as otherwise required by law, holders of any series of Preferred Stock shall be entitled to only such voting rights, if any, as shall expressly be granted by the Company’s amended and restated certificate of incorporation.

8.	Share-Based Compensation

2019 Omnibus Incentive Plan

In June 2019, the Company’s board of directors adopted and approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on June 13, 2019 and allows for the issuance of up to 31,864,865 shares of Class A common stock. No awards may be granted under the 2019 Plan after June 2029.

The 2019 Plan provides for the grant of stock options, including incentive stock options, non-qualified stock options, restricted stock, dividend equivalents, stock payments, restricted stock units (“RSUs”), performance shares, other incentive awards, stock appreciation rights, and cash awards (collectively “awards”). The awards may be granted to the Company’s employees, consultants, and directors, and the employees and consultants of the Company’s affiliates and subsidiaries.

RSUs

In connection with the consummation of the IPO, the Company granted RSUs under the 2019 Plan. Certain of these RSUs vest upon satisfaction of both a service-based vesting condition (the “Service Condition”) and a performance-based vesting condition (the “Share Price Condition”) as described below.

The Service Condition will be satisfied with respect to 25% of an employee’s RSUs on the first anniversary of the 2019 Plan’s registration date and then with respect to 12.5% of an employee’s RSUs at the end of each six month period thereafter, subject to the employee’s continued employment with the Company through the applicable vesting date.

The Share Price Condition shall be satisfied with respect to a percentage of an employee’s RSUs, as and when the price per share of Class A common stock specified (each, a “Share Price Hurdle”) is achieved, on a volume adjusted weighted-average basis, on every trading day during a consecutive 45-trading day period completed prior to the fifth anniversary of the 2019 Plan’s effective date subject to the employee’s continued employment with the Company through the applicable vesting date.

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for the twenty-six weeks ended August 4, 2019 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 3, 2019	—	$—
Granted	25,327	36.85
Vested	(2,717)	36.85
Forfeited	(1,428)	36.85
Unvested and outstanding as of August 4, 2019	21,182	$36.85

The total fair value of RSUs that vested during the thirteen weeks ended August 4, 2019 was $101.5 million. As of August 4, 2019, total unrecognized compensation expense related to unvested RSUs was $256.7 million and is expected to be recognized over a weighted-average expected performance period of 2.2 years.

The fair value of the RSUs with share price hurdles was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies with the following assumptions:

Performance period	5 years
Weighted-average risk-free interest rate	1.8%
Weighted-average volatility	49.7%
Weighted-average dividend yield	—%

The risk-free interest rate utilized is based on a 5-year term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of the stock of the Company’s peer firms.

As of August 4, 2019, there were 7,965,518 additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

Citrus Profits Interest Plan

Subsequent to the PetSmart Acquisition, the Company’s share-based compensation included profits interests units (“PIUs”) granted by Citrus Intermediate Holdings L.P. (the “Citrus Partnership”), a Delaware limited partnership (the “Citrus Profits Interest Plan”). The Citrus Partnership is a parent company of PetSmart and a wholly-owned subsidiary of the Sponsors. The Company recognizes share-based compensation as equity contributions from the Citrus Partnership in its condensed consolidated financial statements for awards granted under the Citrus Profits Interest Plan as it relates to grantees’ services as employees of the Company.

As of June 13, 2019, an aggregate of 768,785 profits interests units under the Citrus Profits Interest Plan were held by employees of Chewy, Inc. and were canceled.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
RSUs	$40,848	$—	$40,848	$—
PIUs	2,935	4,045	10,165	7,318
Total share-based compensation expense	$43,783	$4,045	$51,013	$7,318

9.	Income Taxes

Subsequent to the PetSmart Acquisition, the Company’s losses were included with PetSmart’s consolidated U.S. federal and state income tax returns. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared on the separate return method as if the Company were a taxpayer separate from PetSmart.

The Company did not have a net current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and twenty-six weeks ended August 4, 2019 and July 29, 2018.

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

10.	Net Loss per Share

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

Basic and diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. The weighted-average shares outstanding during the periods presented reflects the reclassification of the 100 outstanding shares of common stock into 393,000,000 shares of Class B common stock.

For the thirteen and twenty-six weeks ended August 4, 2019 and July 29, 2018, the Company’s basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

11.	Certain Relationships and Related Party Transactions

The Company’s condensed consolidated financial statements include management fee expenses of $0.3 million and $0.7 million allocated to the Company by the Sponsors and the Parent for organizational oversight and certain limited corporate functions for the thirteen and twenty-six weeks ended August 4, 2019 and July 29, 2018, respectively. Allocated costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

From time to time, prior to the completion of the IPO, the Company used funding from or provided funding to the Parent, as needed, in the normal course of business. The Company and PetSmart were parties to an intercompany loan agreement pursuant to which each party made loans from time to time to the other. In connection with the signing of an underwriting agreement pursuant to which the Company received substantially all of the net proceeds from the Company’s sale of shares of Class A common stock as part of the IPO, the loan agreement was terminated without cash repayment of the outstanding loan. The termination of the intercompany loan resulted in a $79.5 million reduction of the Company’s due from Parent balance during the thirteen weeks ended August 4, 2019 .

Certain of the Company’s pharmacy operations are currently, and have been since launch on July 2, 2018, conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $10.9 million and $21.5 million within net sales in the condensed consolidated statement of operations for the services provided during the thirteen and twenty-six weeks ended August 4, 2019. The services agreement will remain in place for so long as the Company conducts any pharmacy operations through a PetSmart subsidiary.

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

	13 Weeks Ended			26 Weeks Ended
(in thousands, except net sales per active customer and percentages)	August 4, 2019	July 29, 2018	% Change	August 4, 2019	July 29, 2018	% Change
Financial and Operating Data
Net sales	$1,153,545	$805,587	43.2%	$2,262,417	$1,569,049	44.2%
Net loss	$(82,876)	$(63,114)	(31.3)%	$(112,430)	$(122,929)	8.5%
Adjusted EBITDA(1)	$(29,183)	$(53,408)	45.4%	$(44,949)	$(104,917)	57.2%
Adjusted EBITDA margin(1)	(2.5)%	(6.6)%		(2.0)%	(6.7)%
Net cash provided by (used in) operating activities	$21,807	$(3,931)	654.7%	$(29,334)	$(49,203)	40.4%
Free cash flow(1)	$9,866	$(18,666)	152.9%	$(53,497)	$(77,400)	30.9%
Active customers	12,021	8,646	39.0%	12,021	$8,646	39.0%
Net sales per active customer	$352	$320	10.0%	$352	$320	10.0%
Autoship customer sales	$799,618	$538,421	48.5%	$1,543,471	$1,015,871	51.9%
Autoship customer sales as a percentage of net sales	69.3%	66.8%		68.2%	64.7%
(1) Adjusted EBITDA, adjusted EBITDA margin and free cash flow are non-GAAP financial measures.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this
10-Q Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net loss excluding depreciation and amortization; share-based compensation expense; income tax provision; interest income (expense), net; management fee expense; transaction and other costs. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

We believe it is useful to exclude non-cash charges, such as depreciation and amortization, share-based compensation expense and management fee expense from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision; interest income (expense), net; and transaction and other costs as these items are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•
adjusted EBITDA does not reflect transaction and other costs which are generally incremental costs that result from an actual or planned transaction and include transaction costs (i.e. IPO costs), integration consulting fees, internal salaries and wages (to the extent the individuals are assigned full-time to integration and transformation activities) and certain costs related to integrating and converging IT systems;

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Loss to Adjusted EBITDA	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018
Net loss	$(82,876)	$(63,114)	$(112,430)	$(122,929)
Add (deduct):
Depreciation and amortization	7,630	5,357	14,579	10,075
Share-based compensation expense	43,783	4,045	51,013	7,318
Interest income, net	(204)	(21)	(920)	(31)
Management fee expense(1)	325	325	650	650
Transaction related costs	1,396	—	1,396	—
Other	763	—	763	—
Adjusted EBITDA	$(29,183)	$(53,408)	$(44,949)	$(104,917)
Net sales	$1,153,545	$805,587	$2,262,417	$1,569,049
Adjusted EBITDA margin	(2.5)%	(6.6)%	(2.0)%	(6.7)%
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

($ in thousands)	26 Weeks Ended
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow	August 4, 2019	July 29, 2018
Net cash used in operating activities	$(29,334)	$(49,203)
Add (deduct):
Capital expenditures	(24,163)	(28,197)
Free Cash Flow	$(53,497)	$(77,400)

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

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest earned on cash and cash equivalents held by us. Additionally, we recognize interest expense related to commitment fees and may recognize interest expense in connection with future borrowings under the new five-year senior secured asset-backed credit facility (the “ABL Credit Facility”). See “Other Liquidity Measures-ABL Credit Facility.”

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

	13 Weeks Ended					26 Weeks Ended
				% of net sales					% of net sales
($ in thousands)	August 4, 2019	July 29, 2018	% Change	August 4, 2019	July 29, 2018	August 4, 2019	July 29, 2018	% Change	August 4, 2019	July 29, 2018
Consolidated Statements of Operations
Net sales	$1,153,545	$805,587	43.2%	100.0%	100.0%	$2,262,417	$1,569,049	44.2%	100.0%	100.0%
Cost of goods sold	881,310	639,712	37.8%	76.4%	79.4%	1,736,292	1,253,185	38.6%	76.7%	79.9%
Gross profit	272,235	165,875	64.1%	23.6%	20.6%	526,125	315,864	66.6%	23.3%	20.1%
Operating expenses:
Selling, general and administrative	244,563	139,747	75.0%	21.2%	17.3%	426,460	262,900	62.2%	18.8%	16.8%
Advertising and marketing	110,752	89,263	24.1%	9.6%	11.1%	213,015	175,924	21.1%	9.4%	11.2%
Total operating expenses	355,315	229,010	55.2%	30.8%	28.4%	639,475	438,824	45.7%	28.3%	28.0%
Loss from operations	(83,080)	(63,135)	(31.6)%	(7.2)%	(7.8)%	(113,350)	(122,960)	7.8%	(5.0)%	(7.8)%
Interest income, net	204	21	871.4%	—%	—%	920	31	2,867.7%	—%	—%
Loss before income tax provision	(82,876)	(63,114)	(31.3)%	(7.2)%	(7.8)%	(112,430)	(122,929)	8.5%	(5.0)%	(7.8)%
Income tax provision	—	—	—%	—%	—%	—	—	—%	—%	—%
Net loss	$(82,876)	$(63,114)	(31.3)%	(7.2)%	(7.8)%	$(112,430)	$(122,929)	8.5%	(5.0)%	(7.8)%

Thirteen and Twenty-Six Weeks Ended August 4, 2019 Compared to Thirteen and Twenty-Six Weeks Ended July 29, 2018

Net Sales

	13 Weeks Ended				26 Weeks Ended
($ in thousands)	August 4, 2019	July 29, 2018	$ Change	% Change	August 4, 2019	July 29, 2018	$ Change	% Change
Consumables	$896,958	$643,646	$253,312	39.4%	$1,769,273	$1,250,936	$518,337	41.4%
Hardgoods	195,435	144,333	51,102	35.4%	388,013	284,795	103,218	36.2%
Other	61,152	17,608	43,544	247.3%	105,131	33,318	71,813	215.5%
Net sales	$1,153,545	$805,587	$347,958	43.2%	2,262,417	1,569,049	693,368	44.2%

Net sales for the thirteen weeks ended August 4, 2019 increased by $348.0 million, or 43.2%, to $1.2 billion compared to $805.6 million for the thirteen weeks ended July 29, 2018. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 3.4 million, or 39.0%, and increased spending among our active customers with net sales per active customer increasing $32, or 10.0%, in the thirteen weeks ended August 4, 2019 compared to the thirteen weeks ended July 29, 2018.

Net sales for the twenty-six weeks ended August 4, 2019 increased by $693.4 million, or 44.2%, to $2.3 billion compared to $1.6 billion for the twenty-six weeks ended July 29, 2018. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 3.4 million, or 39.0%, and increased spending among our active customers with net sales per active customer increasing $32, or 10.0%, in the twenty-six weeks ended August 4, 2019 compared to the twenty-six weeks ended July 29, 2018.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended August 4, 2019 increased by $241.6 million, or 37.8%, to $881.3 million compared to $639.7 million in the thirteen weeks ended July 29, 2018. This increase was primarily due to a 41.6% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in orders on a percentage basis, primarily as a result of realized efficiencies and cost reduction initiatives.

Cost of goods sold for the twenty-six weeks ended August 4, 2019 increased by $483.1 million, or 38.6%, to $1.7 billion compared to $1.3 billion in the twenty-six weeks ended July 29, 2018. This increase was primarily due to a 41.9% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in orders on a percentage basis, primarily as a result of realized efficiencies and cost reduction initiatives.

Gross profit for the thirteen weeks ended August 4, 2019 increased by $106.4 million, or 64.1%, to $272.2 million compared to $165.9 million in the thirteen weeks ended July 29, 2018. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended August 4, 2019 increased by 300 basis points compared to the thirteen weeks ended July 29, 2018, primarily as a result of realized efficiencies and cost reduction initiatives.

Gross profit for the twenty-six weeks ended August 4, 2019 increased by $210.3 million, or 66.6%, to $526.1 million compared to $315.9 million in the twenty-six weeks ended July 29, 2018. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the twenty-six weeks ended August 4, 2019 increased by 320 basis points compared to the twenty-six weeks ended July 29, 2018, primarily as a result of realized efficiencies and cost reduction initiatives.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended August 4, 2019 increased by $104.8 million, or 75.0%, to $244.6 million compared to $139.7 million in the thirteen weeks ended July 29, 2018. This increase was primarily due to an increase of $34.7 million in fulfillment costs largely attributable to increased investments to support overall growth of our business, including the opening of new fulfillment centers and the expansion of customer service headcount. We also expanded our corporate office and increased headcount as a result of business growth and also in contemplation of becoming a public company, resulting in an increase in compensation and facilities expense and other general and administrative items of $70.1 million, including an increase of $39.7 million in non-cash share-based compensation expense.

Selling, general and administrative expenses for the twenty-six weeks ended August 4, 2019 increased by $163.6 million, or 62.2%, to $426.5 million compared to $262.9 million in the twenty-six weeks ended July 29, 2018. This increase was primarily due to an increase of $67.2 million in fulfillment costs largely attributable to increased investments to support overall growth of our business, including the opening of a new fulfillment center and the expansion of customer service headcount and launch of a new customer service center in the second quarter of 2018. We also expanded our corporate office and increased headcount as a result of business growth and also in contemplation of becoming a public company, resulting in an increase in compensation and facilities expense and other general and administrative items of $96.3 million, including an increase of $43.7 million in non-cash share-based compensation expense.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended August 4, 2019 increased by $21.5 million, or 24.1%, to $110.8 million compared to $89.3 million in the thirteen weeks ended July 29, 2018, but overall spend declined as a percentage of net sales to 9.6% from 11.1% in the thirteen weeks ended July 29, 2018. There was a $21.5 million increase in advertising and marketing spending through existing channels in the thirteen weeks ended August 4, 2019 which contributed to an increase in the number of active customers by 3.4 million.

Advertising and marketing expenses for the twenty-six weeks ended August 4, 2019 increased by $37.1 million, or 21.1%, to $213.0 million compared to $175.9 million in the twenty-six weeks ended July 29, 2018, but overall spend declined as a percentage of net sales to 9.4% from 11.2% in the twenty-six weeks ended July 29, 2018. There was a $37.1 million increase in advertising and marketing spending through existing channels in the twenty-six weeks ended August 4, 2019 which contributed to an increase in the number of active customers by 3.4 million.

Interest Income (Expense), Net

Interest income, net for the thirteen and twenty-six weeks ended August 4, 2019 increased by $0.2 million and $0.9 million, respectively, compared to the thirteen and twenty-six weeks ended July 29, 2018. These increases were primarily due to intercompany interest income on net amounts due from Parent, partially offset by interest expense related to commitment fees on our ABL Credit Facility.

Income Tax Provision

Income tax provision was zero for the thirteen and twenty-six weeks ended August 4, 2019 and July 29, 2018 as we maintained a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible redeemable preferred stock and cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents and our new revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $150.8 million as of August 4, 2019, an increase of $62.5 million from February 3, 2019.

We believe that our cash and cash equivalents and availability under our new revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in our Prospectus. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Cash Flows

	26 Weeks Ended
	August 4, 2019	July 29, 2018
Net cash used in operating activities	$(29,334)	$(49,203)
Net cash (used in) provided by investing activities	$(23,145)	$8,199
Net cash provided by financing activities	$114,992	$650
Operating Activities
Cash provided by (used in) operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash used in operating activities was $29.3 million for the twenty-six weeks ended August 4, 2019, primarily consisting of $112.4 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $14.6 million and $51.0 million of share-based compensation expense, partially offset by a $10.6 million decrease in cash consumed by working capital primarily driven by an increase in our current liabilities, partially offset by increased inventories, accounts receivable and prepaid expenses and other current assets.

Net cash used in operating activities was $49.2 million for the twenty-six weeks ended July 29, 2018, primarily consisting of $122.9 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $10.1 million and $7.3 million of share-based compensation expense, as well as a $46.2 million decrease in cash consumed by working capital primarily driven by an increase in our current liabilities and a decrease in our accounts receivable, partially offset by increased inventories and prepaid expenses and other current assets.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, mainly for the launch and expansion of our fulfillment capabilities, as well as purchases of servers and networking equipment, and leasehold improvements.

Net cash used in investing activities was $23.1 million for the twenty-six weeks ended August 4, 2019, primarily consisting of $24.2 million of capital expenditures related to the launch of new fulfillment centers, the expansion of corporate and customer services offices, and additional investments in IT hardware and software, partially offset by $1.0 million of cash reimbursements, net of advances from PetSmart. Net cash provided by investing activities was $8.2 million for the twenty-six weeks ended July 29, 2018, primarily consisting of $36.4 million of cash reimbursements, net of advances from PetSmart, partially offset by $28.2 million of costs related to the launch of three new fulfillment centers, the expansion of corporate and customer service offices, and additional investments in IT hardware and software.

Financing Activities

Net cash provided by financing activities was $115.0 million for the twenty-six weeks ended August 4, 2019 primarily consisting of $115.2 million of proceeds from our IPO, net of underwriting discounts, commissions and offering costs. Net cash provided by financing activities was $0.7 million for the twenty-six weeks ended July 29, 2018, primarily consisting of a management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions.

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

In addition, the ABL Credit Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the facility is less than the greater of 10% of the maximum borrowing amount and $30.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control. As of August 4, 2019, we had no outstanding borrowings under the ABL Credit Facility.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 4, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended August 4, 2019 .

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On June 18, 2019, we closed our IPO, in which we sold 5.6 million shares of our Class A common stock at a price of $22.00 per share. In addition, a wholly-owned subsidiary of PetSmart, the selling stockholder in our IPO, sold 47,875,000 shares of our Class A common stock (which included 6,975,000 of our Class A common stock that were issued pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a price of $22.00 per share less underwriting discounts and commissions. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-231095), which was declared effective by the SEC on June 13, 2019. Upon completion of the sale of the shares of our Class A common stock, the IPO terminated. We raised approximately $110.6 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.2 million and offering costs. We did not receive any proceeds from the sale of shares by the selling stockholder. We intend to use the net proceeds we received from our IPO for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on June 17, 2019 pursuant to Rule 424(b)(4). The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC and J.P. Morgan Securities, LLC.

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
						X
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CHEWY, INC.

Date:	September 17, 2019	By:	/s/ Sumit Singh
Sumit Singh
Chief Executive Officer
(Principal Executive Officer)

Date:	September 17, 2019	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)