Form 10-Q
period 2019-11-03
Chewy, Inc.
filed 2019-12-09
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of December 2, 2019
Class A Common Stock, $0.01 par value per share	53,475,000
Class B Common Stock, $0.01 par value per share	345,125,000

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended November 3, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
CHEWY, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	As of
	November 3, 2019	February 3, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$135,871	$88,331
Accounts receivable	94,087	48,738
Inventories	289,935	220,855
Due from Parent, net	11,764	78,712
Prepaid expenses and other current assets	34,557	11,949
Total current assets	566,214	448,585
Property and equipment, net	107,703	91,691
Operating lease right-of-use assets	181,035	—
Other non-current assets	3,735	1,346
Total assets	$858,687	$541,622
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$637,687	$502,880
Accrued expenses and other current liabilities	373,744	311,150
Total current liabilities	1,011,431	814,030
Operating lease liabilities	202,621	—
Other long-term liabilities	34,092	63,534
Total liabilities	1,248,144	877,564
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of November 3, 2019; no shares authorized, issued or outstanding as of February 3, 2019	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 53,475,000 shares issued and outstanding as of November 3, 2019; no shares authorized, issued or outstanding as of February 3, 2019	535	—
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 345,125,000 shares issued and outstanding as of November 3, 2019; no shares authorized, issued or outstanding as of February 3, 2019	3,451	—
Voting common stock, $0.01 par value per share, no shares authorized, issued or outstanding as of November 3, 2019; 1,000 shares authorized, 100 shares issued and outstanding as of February 3, 2019	—	—
Additional paid-in capital	1,390,089	1,256,160
Accumulated deficit	(1,783,532)	(1,592,102)
Total stockholders’ deficit	(389,457)	(335,942)
Total liabilities and stockholders’ deficit	$858,687	$541,622
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net sales	$1,229,801	$875,630	$3,492,218	$2,444,679
Cost of goods sold	938,021	703,589	2,674,313	1,956,774
Gross profit	291,780	172,041	817,905	487,905
Operating expenses:
Selling, general and administrative	258,488	150,375	684,948	413,275
Advertising and marketing	112,071	100,163	325,086	276,087
Total operating expenses	370,559	250,538	1,010,034	689,362
Loss from operations	(78,779)	(78,497)	(192,129)	(201,457)
Interest (expense) income, net	(221)	(121)	699	(90)
Loss before income tax provision	(79,000)	(78,618)	(191,430)	(201,547)
Income tax provision	—	—	—	—
Net loss	$(79,000)	$(78,618)	$(191,430)	$(201,547)

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.20)	$(0.20)	$(0.48)	$(0.51)
Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	401,317	393,000	397,235	393,000
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (in thousands) (Unaudited)

	13 Weeks Ended November 3, 2019
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of August 4, 2019	398,600	$3,986	$1,338,813	$(1,704,532)	$(361,733)
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	—	—	(235)	—	(235)
Share-based compensation expense	—	—	39,348	—	39,348
Contribution from Parent	—	—	325	—	325
Tax sharing agreement with Parent	—	—	11,838	—	11,838
Net loss	—	—	—	(79,000)	(79,000)
Balance as of November 3, 2019	398,600	$3,986	$1,390,089	$(1,783,532)	$(389,457)

	13 Weeks Ended October 28, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of July 29, 2018	—	$—	$1,248,477	$(1,447,141)	$(198,664)
Share-based compensation expense	—	—	3,229	—	3,229
Contribution from Parent	—	—	325	—	325
Net loss	—	—	—	(78,618)	(78,618)
Balance as of October 28, 2018	—	$—	$1,252,031	$(1,525,759)	$(273,728)
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (in thousands) (Unaudited)

	39 Weeks Ended November 3, 2019
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of February 3, 2019	—	$—	$1,256,160	$(1,592,102)	$(335,942)
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	5,600	56	110,293	—	110,349
Change in capital structure	393,000	3,930	(3,930)	—	—
Share-based compensation expense	—	—	90,361	—	90,361
Contribution from Parent	—	—	975	—	975
Tax sharing agreement with Parent	—	—	15,740	—	15,740
Termination of loan from Parent	—	—	(79,510)	—	(79,510)
Net loss	—	—	—	(191,430)	(191,430)
Balance as of November 3, 2019	398,600	$3,986	$1,390,089	$(1,783,532)	$(389,457)

	39 Weeks Ended October 28, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 28, 2018	—	$—	$1,240,509	$(1,324,212)	$(83,703)
Share-based compensation expense	—	—	10,547	—	10,547
Contribution from Parent	—	—	975	—	975
Net loss	—	—	—	(201,547)	(201,547)
Balance as of October 28, 2018	—	$—	$1,252,031	$(1,525,759)	$(273,728)
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	39 Weeks Ended
	November 3, 2019	October 28, 2018
Cash flows from operating activities
Net loss	$(191,430)	$(201,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,716	16,385
Share-based compensation expense	90,361	10,547
Non-cash lease expense	13,571	—
Amortization of deferred rent	—	7,630
Other	2,075	506
Net change in operating assets and liabilities:
Accounts receivable	(45,348)	(3,779)
Inventories	(69,081)	(52,454)
Prepaid expenses and other current assets	(25,619)	(4,237)
Other non-current assets	(2,397)	797
Trade accounts payable	134,807	90,034
Accrued expenses and other current liabilities	46,899	35,853
Operating lease liabilities	(6,006)	—
Other long-term liabilities	1,699	7,888
Net cash used in operating activities	(27,753)	(92,377)
Cash flows from investing activities
Capital expenditures	(38,539)	(36,330)
Cash advances provided to Parent	(50,888)	(115,602)
Cash reimbursements of advances provided to Parent	39,568	175,745
Net cash (used in) provided by investing activities	(49,859)	23,813
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	110,576	—
Proceeds from tax sharing agreement with Parent	14,500	—
Payment of debt issuance costs	(781)	—
Contribution from Parent	975	975
Principal repayments of finance lease obligations	(118)	(10)
Net cash provided by financing activities	125,152	965
Net increase (decrease) in cash and cash equivalents	47,540	(67,599)
Cash and cash equivalents, as of beginning of period	88,331	68,767
Cash and cash equivalents, as of end of period	$135,871	$1,168

Supplemental disclosures of non-cash investing and financing activities:
Assets acquired in exchange for new operating lease liabilities	$29,429	$—
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

Initial Public Offering

On June 18, 2019, the Company closed its initial public offering (“IPO”), in which it issued and sold 5.6 million shares of its Class A common stock. The price at IPO was $22.00 per share. The Company received net proceeds of approximately $110.3 million from the IPO after deducting underwriting discounts and commissions of $6.2 million and offering costs.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended November 3, 2019 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2019 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 17, 2019 (the “Prospectus”).

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

3.	Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	November 3, 2019	February 3, 2019
Outbound fulfillment	$163,057	$147,610
Advertising and marketing	105,208	85,421
Accrued expenses and other	105,479	78,119
Total accrued expenses and other current liabilities	$373,744	$311,150

4.	Commitments and Contingencies

As of November 3, 2019, there were no material changes to the Company’s advertising and services purchase commitments and legal matters disclosed in Note 5 of the “Notes to Consolidated Financial Statements” included in the Prospectus.

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

In addition, the ABL Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the facility is less than the greater of 10% of the maximum borrowing amount and $30 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control. As of November 3, 2019, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of November 3, 2019 were not material. The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

Leases	Balance Sheet Classification	As of November 3, 2019
Assets
Operating	Operating lease right-of-use assets	$181,035
Total operating lease assets		$181,035

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$14,451
Non-current
Operating	Operating lease liabilities	202,621
Total operating lease liabilities		$217,072

Lease expense primarily related to operating lease costs. Lease expense for the thirteen and thirty-nine weeks ended November 3, 2019 was $12.3 million and $35.2 million, respectively, of which short-term and variable lease payments were $2.1 million and $6.1 million, respectively, and were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

As of November 3, 2019, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 11.6 years and 11.3%, respectively.

Operating cash flows related to cash paid for operating leases were approximately $27.4 million for the thirty-nine weeks ended November 3, 2019.

The table below presents the maturity of lease liabilities as of November 3, 2019 (in thousands):

Operating Leases
Remainder of 2019	$5,585
2020	38,753
2021	37,429
2022	35,137
2023	30,580
Thereafter	260,391
Total lease payments	407,875
Less: interest	190,803
Present value of lease liabilities	$217,072

The table above includes all locations for which the Company had the right to control the use of the property. In addition, as of November 3, 2019 the Company had lease arrangements which had not yet commenced with total future lease payments of approximately $115 million. The lease terms for these lease arrangements are approximately 16 years.

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

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for the thirty-nine weeks ended November 3, 2019 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 3, 2019	—	$—
Granted	25,892	36.58
Vested	(2,717)	36.85
Forfeited	(2,266)	36.73
Unvested and outstanding as of November 3, 2019	20,909	$36.57

The total fair value of RSUs that vested during the thirty-nine weeks ended November 3, 2019 was $101.5 million. As of November 3, 2019, total unrecognized compensation expense related to unvested RSUs was $224.0 million and is expected to be recognized over a weighted-average expected performance period of 2.0 years.

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

As of November 3, 2019, there were 8.2 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

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

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
RSUs	$39,348	$—	$80,196	$—
PIUs	—	3,229	10,165	10,547
Total share-based compensation expense	$39,348	$3,229	$90,361	$10,547

9.	Income Taxes

Subsequent to the PetSmart Acquisition, the Company’s losses were included with PetSmart’s consolidated U.S. federal and state income tax returns. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared on the separate return method as if the Company were a taxpayer separate from PetSmart.

The Company did not have a net current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and thirty-nine weeks ended November 3, 2019 and October 28, 2018.

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

For the thirteen and thirty-nine weeks ended November 3, 2019 and October 28, 2018, the Company’s basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

11.	Certain Relationships and Related Party Transactions

The Company’s condensed consolidated financial statements include management fee expenses of $0.3 million and $1.0 million allocated to the Company by the Sponsors and the Parent for organizational oversight and certain limited corporate functions for the thirteen and thirty-nine weeks ended November 3, 2019 and October 28, 2018, respectively. Allocated costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

From time to time, prior to the completion of the IPO, the Company used funding from or provided funding to the Parent, as needed, in the normal course of business. The Company and PetSmart were parties to an intercompany loan agreement pursuant to which each party made loans from time to time to the other. In connection with the signing of an underwriting agreement pursuant to which the Company received substantially all of the net proceeds from the Company’s sale of shares of Class A common stock as part of the IPO, the loan agreement was terminated without cash repayment of the outstanding loan. The termination of the intercompany loan resulted in a $79.5 million reduction of the Company’s due from Parent balance during the thirty-nine weeks ended November 3, 2019.

Certain of the Company’s pharmacy operations are currently, and have been since launch on July 2, 2018, conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $9.9 million and $31.4 million within net sales in the condensed consolidated statement of operations for the services provided during the thirteen and thirty-nine weeks ended November 3, 2019. The services agreement will remain in place for so long as the Company conducts any pharmacy operations through a PetSmart subsidiary.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2019 (“10-Q Report”) and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 17, 2019 (the “Prospectus”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and around-the-clock convenience that only e-commerce can offer. We believe that we are the preeminent online destination for pet parents as a result of our broad selection of high-quality products, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and continually develop innovative ways for our customers to engage with us. We partner with more than 1,800 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our website and mobile applications, we offer our customers more than 55,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

Fiscal Year End

We have a 52 or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that fiscal year. Each fiscal year generally consists of four 13-week fiscal quarters, with each fiscal quarter ending on the Sunday that is closest to the last day of the last month of the quarter.

Initial Public Offering

On June 13, 2019, our registration statement on Form S-1 to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the New York Stock Exchange (“NYSE”) on June 14, 2019. Our IPO closed on June 18, 2019. For additional information, see Note 1 to our condensed consolidated financial statements included in Part I, Item 1 included in this 10-Q Report.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	13 Weeks Ended			39 Weeks Ended
(in thousands, except net sales per active customer and percentages)	November 3, 2019	October 28, 2018	% Change	November 3, 2019	October 28, 2018	% Change
Financial and Operating Data
Net sales	$1,229,801	$875,630	40.4%	$3,492,218	$2,444,679	42.8%
Net loss	$(79,000)	$(78,618)	(0.5)%	$(191,430)	$(201,547)	5.0%
Adjusted EBITDA(1)	$(30,228)	$(68,634)	56.0%	$(75,177)	$(173,550)	56.7%
Adjusted EBITDA margin(1)	(2.5)%	(7.8)%		(2.2)%	(7.1)%
Net cash provided by (used in) operating activities	$1,581	$(43,172)	103.7%	$(27,753)	$(92,377)	70.0%
Free cash flow(1)	$(12,794)	$(51,306)	75.1%	$(66,292)	$(128,707)	48.5%
Active customers	12,723	9,578	32.8%	12,723	$9,578	32.8%
Net sales per active customer	$360	$323	11.4%	$360	$323	11.4%
Autoship customer sales	$865,190	$579,949	49.2%	$2,408,661	$1,595,819	50.9%
Autoship customer sales as a percentage of net sales	70.4%	66.2%		69.0%	65.3%
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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Loss to Adjusted EBITDA	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net loss	$(79,000)	$(78,618)	$(191,430)	$(201,547)
Add (deduct):
Depreciation and amortization	8,137	6,309	22,716	16,385
Share-based compensation expense	39,348	3,229	90,361	10,547
Interest expense (income), net	221	121	(699)	90
Management fee expense(1)	325	325	975	975
Transaction related costs	—	—	1,396	—
Other	741	—	1,504	—
Adjusted EBITDA	$(30,228)	$(68,634)	$(75,177)	$(173,550)
Net sales	$1,229,801	$875,630	$3,492,218	$2,444,679
Adjusted EBITDA margin	(2.5)%	(7.8)%	(2.2)%	(7.1)%
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

($ in thousands)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018
Net cash provided by (used in) operating activities	$1,581	$(43,172)	$(27,753)	$(92,377)
Deduct:
Capital expenditures	(14,375)	(8,134)	(38,539)	(36,330)
Free Cash Flow	$(12,794)	$(51,306)	$(66,292)	$(128,707)

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

	13 Weeks Ended					39 Weeks Ended
				% of net sales					% of net sales
($ in thousands)	November 3, 2019	October 28, 2018	% Change	November 3, 2019	October 28, 2018	November 3, 2019	October 28, 2018	% Change	November 3, 2019	October 28, 2018
Consolidated Statements of Operations
Net sales	$1,229,801	$875,630	40.4%	100.0%	100.0%	$3,492,218	$2,444,679	42.8%	100.0%	100.0%
Cost of goods sold	938,021	703,589	33.3%	76.3%	80.4%	2,674,313	1,956,774	36.7%	76.6%	80.0%
Gross profit	291,780	172,041	69.6%	23.7%	19.6%	817,905	487,905	67.6%	23.4%	20.0%
Operating expenses:
Selling, general and administrative	258,488	150,375	71.9%	21.0%	17.2%	684,948	413,275	65.7%	19.6%	16.9%
Advertising and marketing	112,071	100,163	11.9%	9.1%	11.4%	325,086	276,087	17.7%	9.3%	11.3%
Total operating expenses	370,559	250,538	47.9%	30.1%	28.6%	1,010,034	689,362	46.5%	28.9%	28.2%
Loss from operations	(78,779)	(78,497)	(0.4)%	(6.4)%	(9.0)%	(192,129)	(201,457)	4.6%	(5.5)%	(8.2)%
Interest (expense) income, net	(221)	(121)	(82.6)%	—%	—%	699	(90)	876.7%	—%	—%
Loss before income tax provision	(79,000)	(78,618)	(0.5)%	(6.4)%	(9.0)%	(191,430)	(201,547)	5.0%	(5.5)%	(8.2)%
Income tax provision	—	—	—%	—%	—%	—	—	—%	—%	—%
Net loss	$(79,000)	$(78,618)	(0.5)%	(6.4)%	(9.0)%	$(191,430)	$(201,547)	5.0%	(5.5)%	(8.2)%

Thirteen and Thirty-Nine Weeks Ended November 3, 2019 Compared to Thirteen and Thirty-Nine Weeks Ended October 28, 2018

Net Sales

	13 Weeks Ended (1)				39 Weeks Ended (1)
($ in thousands)	November 3, 2019	October 28, 2018	$ Change	% Change	November 3, 2019	October 28, 2018	$ Change	% Change
Consumables	$910,893	$679,162	$231,731	34.1%	$2,600,410	$1,886,021	$714,389	37.9%
Hardgoods	172,022	133,584	38,438	28.8%	512,769	385,717	127,052	32.9%
Other	146,886	62,884	84,002	133.6%	379,039	172,941	206,098	119.2%
Net sales	$1,229,801	$875,630	$354,171	40.4%	$3,492,218	$2,444,679	$1,047,539	42.8%

(1) Prior periods have been reclassified to conform with current presentation.

Net sales for the thirteen weeks ended November 3, 2019 increased by $354.2 million, or 40.4%, to $1.2 billion compared to $875.6 million for the thirteen weeks ended October 28, 2018. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 3.1 million, or 32.8%, and increased spending among our active customers with net sales per active customer increasing $37, or 11.4%, in the thirteen weeks ended November 3, 2019 compared to the thirteen weeks ended October 28, 2018, driven by catalog expansion and growth in our healthcare and private brand businesses.

Net sales for the thirty-nine weeks ended November 3, 2019 increased by $1.0 billion, or 42.8%, to $3.5 billion compared to $2.4 billion for the thirty-nine weeks ended October 28, 2018. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 3.1 million, or 32.8%, and increased spending among our active customers with net sales per active customer increasing $37, or 11.4%, in the thirty-nine weeks ended November 3, 2019 compared to the thirty-nine weeks ended October 28, 2018, driven by catalog expansion and growth in our healthcare and private brand businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended November 3, 2019 increased by $234.4 million, or 33.3%, to $938.0 million compared to $703.6 million in the thirteen weeks ended October 28, 2018. This increase was primarily due to a 38.2% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in orders on a percentage basis, primarily as a result of realized supply chain efficiencies and cost reduction initiatives.

Cost of goods sold for the thirty-nine weeks ended November 3, 2019 increased by $717.5 million, or 36.7%, to $2.7 billion compared to $2.0 billion in the thirty-nine weeks ended October 28, 2018. This increase was primarily due to a 40.6% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in orders on a percentage basis, primarily as a result of realized supply chain efficiencies and cost reduction initiatives.

Gross profit for the thirteen weeks ended November 3, 2019 increased by $119.7 million, or 69.6%, to $291.8 million compared to $172.0 million in the thirteen weeks ended October 28, 2018. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended November 3, 2019 increased by 410 basis points compared to the thirteen weeks ended October 28, 2018, primarily due to margin expansion across all verticals, including improvements in margin profile of pharmacy and private brands.

Gross profit for the thirty-nine weeks ended November 3, 2019 increased by $330.0 million, or 67.6%, to $817.9 million compared to $487.9 million in the thirty-nine weeks ended October 28, 2018. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirty-nine weeks ended November 3, 2019 increased by 340 basis points compared to the thirty-nine weeks ended October 28, 2018, primarily due to margin expansion across all verticals, including improvements in margin profile of pharmacy and private brands.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended November 3, 2019 increased by $108.1 million, or 71.9%, to $258.5 million compared to $150.4 million in the thirteen weeks ended October 28, 2018. This increase was primarily due to an increase of $39.6 million in fulfillment costs largely attributable to increased investments to support overall growth of our business, including the opening of a new fulfillment center and growth of fulfillment and customer service headcount. We also expanded our corporate office and increased headcount as a result of business growth, resulting in an increase in compensation and facilities expense and other general and administrative items of $68.5 million, including investments in security and data protection software and an increase of $36.1 million in non-cash share-based compensation expense.

Selling, general and administrative expenses for the thirty-nine weeks ended November 3, 2019 increased by $271.7 million, or 65.7%, to $684.9 million compared to $413.3 million in the thirty-nine weeks ended October 28, 2018. This increase was primarily due to an increase of $106.4 million in fulfillment costs largely attributable to increased investments to support overall growth of our business, including the opening of a new fulfillment center and growth of fulfillment and customer service headcount. We also expanded our corporate office and increased headcount as a result of business growth and also in contemplation of becoming a public company, resulting in an increase in compensation and facilities expense and other general and administrative items of $165.3 million, including investments in security and data protection software and an increase of $79.8 million in non-cash share-based compensation expense.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended November 3, 2019 increased by $11.9 million, or 11.9%, to $112.1 million compared to $100.2 million in the thirteen weeks ended October 28, 2018, but overall spend declined as a percentage of net sales to 9.1% from 11.4% in the thirteen weeks ended October 28, 2018. This increase in advertising and marketing spend through existing channels contributed to an increase in the number of active customers of 3.1 million.

Advertising and marketing expenses for the thirty-nine weeks ended November 3, 2019 increased by $49.0 million, or 17.7%, to $325.1 million compared to $276.1 million in the thirty-nine weeks ended October 28, 2018, but overall spend declined as a percentage of net sales to 9.3% from 11.3% in the thirty-nine weeks ended October 28, 2018. This increase in advertising and marketing spend through existing channels contributed to an increase in the number of active customers of 3.1 million.

Interest Income (Expense), Net
Interest expense, net for the thirteen weeks ended November 3, 2019 increased by $0.1 million compared to the thirteen weeks ended October 28, 2018 primarily due to interest expense related to commitment fees on our ABL Credit Facility
Interest income, net for the thirty-nine weeks ended November 3, 2019 increased by $0.8 million, compared to the thirty-nine weeks ended October 28, 2018 primarily due to intercompany interest income on net amounts due from Parent, partially offset by interest expense related to commitment fees on our ABL Credit Facility.

Income Tax Provision

Income tax provision was zero for the thirteen and thirty-nine weeks ended November 3, 2019 and October 28, 2018 as we maintained a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible redeemable preferred stock and cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents and our new revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $135.9 million as of November 3, 2019, an increase of $47.5 million from February 3, 2019.

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

Cash Flows

	39 Weeks Ended
	November 3, 2019	October 28, 2018
Net cash used in operating activities	$(27,753)	$(92,377)
Net cash (used in) provided by investing activities	$(49,859)	$23,813
Net cash provided by financing activities	$125,152	$965
Operating Activities
Cash provided by (used in) operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash used in operating activities was $27.8 million for the thirty-nine weeks ended November 3, 2019, primarily consisting of $191.4 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $22.7 million and $90.4 million of share-based compensation expense, partially offset by a $41.7 million decrease in cash consumed by working capital primarily driven by an increase in our current liabilities, partially offset by an increase in our current assets.

Net cash used in operating activities was $92.4 million for the thirty-nine weeks ended October 28, 2018, primarily consisting of $201.5 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $16.4 million and $10.5 million of share-based compensation expense, as well as a $65.4 million decrease in cash consumed by working capital primarily driven by an increase in our current liabilities, partially offset by an increase in our current assets.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, mainly for the launch and expansion of our fulfillment capabilities, as well as purchases of servers and networking equipment, and leasehold improvements.

Net cash used in investing activities was $49.9 million for the thirty-nine weeks ended November 3, 2019, primarily consisting of $38.5 million of capital expenditures related to the launch of a new fulfillment center, the expansion of corporate and customer services offices, and additional investments in IT hardware and software, and $11.3 million of cash advances, net of reimbursements from PetSmart. Net cash provided by investing activities was $23.8 million for the thirty-nine weeks ended October 28, 2018, primarily consisting of $60.1 million of cash reimbursements, net of advances from PetSmart, partially offset by $36.3 million of costs related to the launch of new fulfillment centers, the expansion of corporate and customer service offices, and additional investments in IT hardware and software.

Financing Activities

Net cash provided by financing activities was $125.2 million for the thirty-nine weeks ended November 3, 2019 primarily consisting of $110.6 million of proceeds from our IPO, net of underwriting discounts, commissions and offering costs and $14.5 million of proceeds from the tax sharing agreement with PetSmart. Net cash provided by financing activities was $1.0 million for the thirty-nine weeks ended October 28, 2018, primarily consisting of a management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions.

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

In addition, the ABL Credit Facility requires us to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the facility is less than the greater of 10% of the maximum borrowing amount and $30.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control. As of November 3, 2019, we had no outstanding borrowings under the ABL Credit Facility.

Contractual Obligations

There have been no material changes to our contractual obligations as compared to those described in Contractual Obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Prospectus, except as disclosed in Note 4 in the “Notes to Condensed Consolidated Financial Statements” of this10-Q Report.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this10-Q Report.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 3, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended November 3, 2019.

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

Item 6. Exhibits

Exhibit No.	Exhibit Description
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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CHEWY, INC.

Date:	December 9, 2019	By:	/s/ Sumit Singh
Sumit Singh
Chief Executive Officer
(Principal Executive Officer)

Date:	December 9, 2019	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)