Form 10-K
period 2020-02-02
Chewy, Inc.
filed 2020-04-02
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-38936
CHEWY, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-1020167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1855 Griffin Road, Suite B-428, Dania Beach, Florida	33004
(Address of principal executive offices)	(Zip Code)
(786) 320-7111
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	CHWY	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of $32.57 per share as reported on the New York Stock Exchange on August 2, 2019 was approximately $1.7 billion.

Class	Outstanding as of March 26, 2020
Class A Common Stock, $0.01 par value per share	66,478,642
Class B Common Stock, $0.01 par value per share	334,922,454
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended February 2, 2020.

CHEWY, INC.
FORM 10-K
For the Fiscal Year Ended February 2, 2020

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.
These forward-looking statements include, but are not limited to, statements concerning our ability to:
•successfully manage risks relating to the spread of coronavirus (also known as COVID-19), including any adverse impacts on our supply chain, workforce, facilities, customer services and operations;
•sustain our recent growth rates and manage our growth effectively;
•acquire new customers in a cost-effective manner and increase our net sales per active customer;
•accurately predict economic conditions, particularly the impact on economic conditions of the spread of COVID-19, and their impact on consumer spending patterns, particularly in the pet products market, and accurately forecast net sales and appropriately plan our expenses in the future;
•introduce new products or offerings and improve existing products;
•successfully compete in the pet products and services retail industry, especially in the e-commerce sector;
•source additional, or strengthen our existing relationships with, suppliers;
•negotiate acceptable pricing and other terms with third-party service providers, suppliers and outsourcing partners and maintain our relationships with such entities;
•optimize, operate and manage the expansion of the capacity of our fulfillment centers, including risks from the spread of COVID-19 relating to our plans to expand capacity and develop new facilities;
•provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology;
•maintain adequate cybersecurity with respect to our systems and ensure that our third-party service providers do the same with respect to their systems;
•successfully manufacture and sell our own private brand products;
•maintain consumer confidence in the safety and quality of our vendor-supplied and private brand food products and hardgood products;
•comply with existing or future laws and regulations in a cost-efficient manner;
•attract, develop, motivate and retain well-qualified employees; and
•adequately protect our intellectual property rights and successfully defend ourselves against any intellectual property infringement claims or other allegations that we may be subject to.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
Investors and others should note that we may announce material information to our investors using our investor relations website (https://investor.chewy.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on social media could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.
Market, Ranking and Other Industry Data
In this Annual Report on Form 10-K, we refer to information regarding market data obtained from internal sources, market research, publicly available information, and industry publications. Estimates are inherently uncertain, involve risks and uncertainties, and are subject to change based on various factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K. We believe that these sources and estimates are reliable as of the date of this report but have not independently verified them and cannot guarantee their accuracy or completeness.

Item 1. Business
Overview
Chewy, Inc. began operating as Chewy.com in 2011 and, in October 2013, Chewy.com, LLC was formed as a Delaware limited liability company. On March 16, 2016, Chewy.com, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Chewy, Inc. We completed the initial public offering (“IPO”) of our Class A common stock on June 18, 2019. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Our mission is to be the most trusted and convenient online destination for pet parents everywhere. Since our launch, we have created the largest pure-play pet e-tailer in the United States (“U.S.”), offering virtually everything a pet needs.

Chewy was created to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and around-the-clock convenience that only e-commerce can offer. Through our website and mobile applications, we offer our customers more than 60,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

Our Industry

We operate in a large and growing industry in the U.S., comprising of pet food and treats, pet supplies and pet medications, other pet-health products, and pet services.

“Pet humanization” driving higher spending per pet

Pet parents increasingly view pets as part of the family and are willing to spend more on higher-quality goods and services for those family members. According to Packaged Facts, approximately 90% of dog owners and 86% of cat owners in 2018 considered their pets to be a part of their family. Furthermore, according to Packaged Facts 2019 survey, 69% of pet parents are spending more on pet products than they used to and 85% of pet parents are willing to pay more for pet foods and products that are healthier for their pets.

Historical and projected growth in pet spending

According to the American Pet Products Association (the “APPA”) 2018 Packaged Facts report (“Packaged Facts”), spending on the overall pet market has grown from $73 billion in 2014 to more than $95 billion in 2019, or at a 5.4% compounded annual growth rate (“CAGR”) over that time. Packaged Facts projects the overall pet market to continue growing at a CAGR of 5.1% through 2024, with pet food/treats projected to grow at a CAGR of 5.5% annually over that time.

Consistency of spending and resilience during economic downturns

Spending on pets is a necessity and most customers purchase frequently and at regular intervals. The pet industry is one of the most resilient categories during economic downturns because of the nature of the pet parent/pet relationship. For example, during the recession from 2008 to 2010, overall consumer spending in the U.S. declined while pet spending in the U.S. increased by 12%, according to the APPA. In 2010 alone, spending in the U.S. on entertainment decreased by 7.0%, food decreased by 3.8%, housing decreased by 2.0% and apparel and services decreased by 1.4%, according to the U.S. Bureau of Labor Statistics, while spending on pets increased by 6.2%, according to the APPA.

Rapid shift to online shopping, with significant remaining opportunity

The pet industry, like many others in the U.S., is in the midst of a shift from in-store to online purchases. Internet shopping continues to take market share from brick-and-mortar retail, with Packaged Facts reporting internet shopping growing from 7% of U.S. pet product sales in 2015 to 22% in 2019. This represents an over 40% CAGR for online pet retail over that time frame. We believe that the secular trend toward online shopping will continue for a significant period as online pet product spending remains relatively low compared to certain other sectors.

Growing trend of subscription-based purchasing

Additional APPA research indicates that 72 percent of pet owners made at least one online purchase for their pet in the past 12 months and that 39 percent of those were subscription based purchases. Of pet owners making subscription-based purchases of pet products, 94 percent reported that their buying frequency had increased or stayed the same in the prior 12 months. We believe that the trend of increased subscription-based purchasing behavior within the broader secular trend toward online shopping supports higher levels of customer retention and revenue visibility.

Our Strengths

•Chewy’s commitment to customer service is the core of our brand.

◦Customer centricity. Everything about our company is organized around our commitment to provide an exceptional customer experience. We make the shopping experience easy and enjoyable, and that makes finding and buying the right product an amazing start to the customer journey. We provide competitive prices, customizable and convenient automatic reordering, and fast and reliable order delivery.

◦Customer service expertise that is knowledgeable and empowered. Our customer service representatives (“CSRs”) share a common bond - they love pets. This shared passion is evident in every interaction they have with our customers, whether via phone, email, or interactive live-chat. In addition, contacting us is easy, with virtually all customer calls being answered in less than six seconds. From the moment they join Chewy, our CSRs receive extensive training from our knowledgeable team, learning the ins and outs of the world of pets and our product offering. Thereafter, they continue learning about brands and pets of all types via recurring training. This allows them to further hone their ability to deliver highly specialized, informed, and authentic advice to our customers.

◦Engaging with customers on a personalized level. We empower our CSRs to go above and beyond for our customers, and they do so with the knowledge that our commitment to our customers is our number one priority. We engage with pet parents thousands of times per day, and we embrace the opportunity to “WOW” our customers each time, from surprising them with a hand-painted pet portrait to sending flowers to a family who has recently lost their pet. In addition, we have developed integrated technology that enables us to capture personalized profiles for each of our customers as well as their pets so that we may provide them with personalized recommendations. The expertise of our CSRs, combined with the powerful tools that we provide them, allows us to deliver a high-touch and high-quality experience to our customers, which we believe results in higher retention rates.

•We offer the widest assortment of pet products available of any pet specialty retailer—and we continue to grow that assortment—which we offer at competitive prices. We carry more than 2,000 carefully selected brands, representing the best and most popular products, and we regularly add new ones as we strive to offer everything that pet parents may want for their pets. In addition, we offer a wide range of free educational media (such as blogs and videos on our website) to enhance our product offering and the buying experience, helping pet parents choose the right product for their pet.

•Our highly efficient and effective distribution network provides exceptional delivery with ongoing cost advantages and superior customer service. The strategic placement of our fulfillment centers across the U.S. enables us to cost-efficiently ship to approximately 80% of the U.S. population overnight and almost 100% in two days. The high volume of our sales, high participation rate in our Autoship subscription program, and relatively low seasonality of our business allow us to optimize asset utilization across our network and lower our fixed and variable cost per unit and our inventory levels.

•We deploy capital efficiently. We invest cash flow generated from our existing customer base to attract new customers. Given the fast and consistent payback levels from our customers, we invest free cash flow in marketing to attract new customers. Additionally, we expect to continue to invest in technology and product innovation to continue scaling our platform, customer support, marketing efforts, and supply chain in order to drive growth.

•Our technology platform is scalable. Our advanced technology platform was developed to enable us to grow our sales volume and increase the number of active customers while reducing marginal transaction and operational costs. Given the significant fixed-cost component of our technology platform, we expect that our cost per transaction will continue to decrease as our sales volume grows. The scalability and integrated nature of our technology platform also allow us to run our operations in a cost-efficient manner by decreasing the number of operational personnel and automating many of our planning and fulfillment processes. For example, we have significantly improved our processes for picking and packing orders through better forecasting, inventory placement, and optimal labor planning. Our customer service model, while “high touch,” provides our CSRs with up-to-date customer data and cutting-edge tools to optimize their productivity. As we continue to grow, we expect that we will be able to further scale our fixed costs.

Our Strategy

•Continue to grow sales from our existing customer base. We seek to expand our share of our customers’ wallets by broadening the selection of products that we offer as well as improving customer engagement. Customers have historically spent more per purchase on our website and mobile applications after their first year as they discover the wide range of our product offering and the value proposition we provide. Our exceptional customer service and “WOW” programs help us retain customers and increase their level of engagement and spending.

•Acquire new customers. We intend to increase brand awareness and reach new customers by investing free cash flow from our existing customer base in advertising and marketing to acquire new customers from existing and new channels. Given the high levels of customer satisfaction that we see from our customers, we believe that there is significant opportunity to grow our business as consumers become more aware of our brand and our strong value proposition.

•Leverage our technological and operational efficiencies. We believe that we can further improve our margins as we grow net sales, and we remain committed to achieving this. We expect to invest in technology and product innovation to continue scaling our platform, customer support, marketing efforts and supply chain. Our management team is committed to a disciplined use of capital designed to drive measurable improvements in unit economics and further improve our profitability. Growing net sales will allow us to achieve better variable costs as we purchase greater volumes from our vendor partners.

•Continue to grow our private brands. In 2016, we launched our first hardgoods private brand, Frisco, and in 2017, we launched two consumables private brands, American Journey and Tylee’s. Millions of customers have tried and reordered at least one of our private brands over the years. Our goal is to provide value to our customers by offering private brands with compelling quality and pricing. We believe there is significant room to grow our private brands through continued growth of our current brands and the launch of new ones.

•Expand further into pet healthcare. Complementing our existing over-the-counter and veterinarian diet offerings, we launched Chewy Pharmacy in July 2018, thereby broadening our pet healthcare offering and providing our customers with a one-stop shop for their prescription and special diet needs. We believe that we share a common goal of pet health and wellness along with the veterinarian community, and we will continue to utilize our strengths to enhance partnerships with customers and veterinarians alike.

•Explore broader platform opportunities. We believe that there are additional pet offerings that can drive future growth and that our platform extends strong complementarities to other categories such as pet services, should we choose to do so. The strengths of our platform may enable us to sell directly to businesses in addition to consumers. Finally, although we have exclusively focused on sales in the U.S. to date, we may expand our offering internationally in the future.

Customers and Markets

We serve customers through our website and mobile applications and focus on delivering the best products with the best service at competitive prices.

We primarily fulfill customer orders through our network of fulfillment centers across the U.S. that enables us to cost-efficiently ship to approximately 80% of the U.S. population overnight and almost 100% in two days. We also have co-sourced and outsourced arrangements with certain vendor partners. We operate customer service centers 24/7 to serve our customers every single day of the year.

Competition

The pet products and services industry is highly competitive and can be organized into the following categories: Internet (including online sales by omnichannel players); pet specialty stores; mass merchandisers/discount stores/supercenters; food stores; wholesale clubs; farm/feed stores; independent pet channel; dollar stores; drug stores; natural food; and veterinary.

Competition in the pet products and services industry is strong, particularly within the e-commerce channel as the industry continues to experience a secular shift from in-store to online shopping. We face competition from the websites of our competitors such as other online retailers, online sales for omnichannel retailers, our suppliers’ own websites, and traditional brick and mortar retailers as well as those in the veterinary channel. We believe that the principal competitive factors influencing our business are price, product selection and availability, fast and reliable delivery, and customer service. We believe our ability to provide a seamless shopping experience, fast and reliable delivery options, including our convenient Autoship subscription program, and our knowledgeable customer service sets us apart from our competitors.

Trademarks and Intellectual Property

We believe that our rights in our intellectual property, including trademarks and domain names, as well as contractual provisions and restrictions on access to our proprietary technology, are important to our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademarks that have been registered, or for which registration applications are pending, in the U.S. as well as in certain foreign jurisdictions. These trademarks include, among others, “American Journey,” “All Kind,” “Burrow & Co,” “Carrick Farms,” “Chewy,” “Chewy.com,” “Dr. Lyon’s,” “Farm-To-Cart,” “Frisco,” “Goody Box,” “Onguard,” “Tiny Tiger,” “True Acre Farms,” and “Tylee’s.” The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

In addition to trademark protection, we own numerous domain names, including www.chewy.com. We also enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We further control the use of our proprietary technology and intellectual property through provisions in both our customer terms of use on our website and in our vendor terms and conditions.

We believe that our intellectual property has substantial value and has significantly contributed to our success to date. We continually engage with manufacturers to develop and market better quality pet products under our brand names to better serve our customers at a lower price.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typically high concentration of revenue in the holiday quarter. Our net sales tend to grow throughout the fiscal year as we continue to acquire additional new customers and they continue to purchase from us. We recognized 23%, 24%, 25%, and 28% of our annual net sales during the first, second, third, and fourth quarters of fiscal 2019, respectively.

Employees

We employed approximately 12,000 full-time and part-time employees as of February 2, 2020. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce. We consider our relationship with our employees to be good.

Available Information

Our website address is www.chewy.com, and our investor relations website is investor.chewy.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Chewy and other issuers that file electronically with the SEC.

Item 1A. Risk Factors

The following are important factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report on Form 10-K or our other filings with the SEC or in oral presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors and consider these in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

Risks Related to Our Business and Industry

Our recent growth rates may not be sustainable or indicative of our future growth.

We have experienced significant growth in recent periods. This rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in net sales will depend upon, among other factors, our ability to:

•acquire new customers who purchase products from us at the same rate and of the same type as our existing customer base;
•retain our customers and have them continue to purchase products from us at rates and in a manner consistent with their prior purchasing behavior;
•encourage customers to expand the categories of products they purchase from us, leading to increased net sales per active customer;
•increase the number of customers that use our Autoship subscription program;
•attract new vendors to supply quality products that we can offer to our customers at attractive prices;
•retain our existing vendors and have them supply additional quality products that we can offer to our customers at attractive prices;
•expand our private brand product offering, including the launch of new brands and expansion into new offerings;
•increase the awareness of our brand;
•provide our customers and vendors with a superior experience;

•develop new features to enhance the consumer experience on our website and our mobile and tablet applications;
•respond to changes in consumer access to and use of the Internet and mobile devices;
•react to challenges from existing and new competitors;
•develop a scalable, high-performance technology and fulfillment infrastructure that can efficiently and reliably handle increased demand, as well as the deployment of new features and the sale of new products and services;
•fulfill and deliver orders in a timely way and in accordance with customer expectations, which may change over time;
•respond to macroeconomic trends and their impact on consumer spending patterns;
•hire, integrate and retain talented personnel;
•leverage our technological and operational efficiencies;
•invest in the infrastructure underlying our website and other operational systems, including with respect to data protection and cybersecurity; and
•expand into new offerings or new lines of business in which we do not have prior, or sufficient, operating experience, including sustaining continued expansion of Chewy Pharmacy or our pet healthcare category more generally.

Our ability to improve margins and achieve profitability will also depend on the factors described above. We cannot provide assurance that we will be able to successfully manage any of the foregoing challenges to our future growth. Any of these factors could cause our net sales growth to decline and may adversely affect our margins and profitability. Failure to continue our net sales growth or improve margins could have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of net sales growth as an indication of our future performance.

The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and continues to spread in the United States, Canada, and in many other countries globally. Related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation is rapidly evolving. The COVID-19 pandemic has disrupted the global supply chain and may cause disruptions to our operations if a significant number of employees are quarantined or of they are otherwise limited in their ability to work at our locations or travel. Additional federal or state mandates ordering the shutdown of non-essential businesses could also impact our ability to take or fulfill our customers’ orders and operate our business.

As a result of COVID-19, many of our personnel are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.

Further, as a result of COVID-19, the operations of our fulfillment centers may be substantially disrupted by additional federal or state mandates ordering shutdowns of non-essential services or by the inability of our employees to travel to work. Our plans to open new fulfillment centers or to expand the capacity of our existing fulfillment centers over the next few years may also be delayed or more costly by the continuing spread of COVID-19. Disruptions to the operations of our fulfillment centers and delays or increased costs in the expansion of our fulfillment center capacity may negatively impact our financial performance and slow our future growth.

The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies. The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net sales, improve margins and achieve profitability.

Our success depends on our ability to acquire and retain new customers and to do so in a cost-effective manner. In order to expand our customer base, we must appeal to, and acquire, customers who have historically purchased their pet food and other pet products from other retailers such as traditional brick and mortar retailers, the websites of our competitors, or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that the net sales from the new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may be unable to acquire or retain customers. If we are unable to acquire or retain customers who purchase products in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency and drive beneficial network effects with our suppliers. Consequently, our prices may increase, or may not decrease to levels sufficient to generate customer interest, our net sales may decrease and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

We believe that many of our new customers originate from word-of-mouth and other non-paid referrals from our customers. Therefore, we must ensure that our customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our customers are not successful, we may be unable to acquire new customers in sufficient numbers to continue to grow our business, and we may be required to incur significantly higher marketing expenses in order to acquire new customers.

We also use paid and non-paid advertising. Our paid advertising includes search engine marketing, direct mail, display, television, radio and magazine advertising, paid social media and product placement. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We drive a significant amount of traffic to our website via search engines and, therefore, rely on search engines. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results.

We also drive a significant amount of traffic to our website via social networking or other e-commerce channels used by our current and prospective customers. As social networking and e-commerce channels continue to rapidly evolve, we may be unable to develop or maintain a presence within these channels. If we are unable to cost-effectively drive traffic to our website, our ability to acquire new customers and our financial condition would be materially and adversely affected. Additionally, if we fail to increase our net sales per active customer, generate repeat purchases or maintain high levels of customer engagement, our business, financial condition, and results of operations could be materially and adversely affected.

If we fail to manage our growth effectively, our business, financial condition, and results of operations could be materially and adversely affected.

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support our continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, including in the Dania Beach, Florida and Boston, Massachusetts areas, where our co-headquarters are located, and certain other areas in which we have operations. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition, and results of operations.
Additionally, the growth of our business places significant demands on our management and other employees. We are required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our customer or supplier base. If we are unable to manage the growth of our organization effectively, our business, financial condition, and results of operations may be materially and adversely affected.

The growth of our business depends on our ability to accurately predict consumer trends, successfully introduce new products, improve existing products, and expand into new offerings.

Our growth depends, in part, on our ability to successfully introduce new products, including our private brand products, and improve and reposition our existing products to meet the requirements of our customers and the needs of their pets. It also depends on our ability to expand our offering. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and expansion into new offerings involves considerable costs. In addition, it may be difficult to establish new supplier relationships and determine appropriate product selection when developing a new product or offering. Any new product or offering may not generate sufficient customer interest and sales to become a profitable product or to cover the costs of its development and promotion and, as a result, may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, or any new offering, that respond to changes in requirements and preferences, or if our new product introductions, repositioned products, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

In addition, while we plan to continue to invest in the development of our business, including in the expansion of our offering of private brand products, we may be unable to maintain or expand sales of our private brand products for a number of reasons, including the loss of key suppliers and product recalls. Our private brand products on average provide us with higher gross margins than the comparable third-party brand products that we sell. Accordingly, our inability to sustain the growth and sales of our private brand offerings may materially and adversely affect our projected growth rates, business, financial condition, and results of operations.

We have a history of losses and expect to generate operating losses as we continue to expand our business.

We have a history of losses and expect our operating losses to continue in the near-term as we increase investment in our business. Furthermore, it is difficult for us to predict our future results of operations. As a result, our losses may be larger than anticipated and we may never achieve profitability. We expect our operating expenses to increase over the next several years as we increase our advertising, launch new fulfillment centers, expand our offerings, hire additional personnel and continue to develop features on our website and mobile applications. In particular, we intend to continue to invest substantial resources in marketing to acquire new customers. Our operating expenses may also be adversely impacted by increased costs and delays in launching new fulfillment centers and expanding fulfillment center capacity as a result of the COVID-19 pandemic. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially and adversely affected.

We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

Net sales and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. We base our expense levels and investment plans on our estimates of net sales and gross margins. We cannot be sure the same growth rates, trends, and other key performance metrics are meaningful predictors of future growth. If our assumptions prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate lower net sales per active customer than anticipated, either of which could have a negative impact on our business, financial condition, and results of operations.

Our estimate of the size of our addressable market may prove to be inaccurate.

Data for retail sales of pet products is collected for most, but not all channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our products will grow, if at all. While our market size estimate was made in good faith and is based on assumptions and estimates we believe to be reasonable, this estimate may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

Competition in the pet products and services retail industry, especially Internet-based competition, is strong and presents an ongoing threat to the success of our business.

The pet products and services retail industry is very competitive. We compete with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers, including e-tailers, many of which are larger than us and have significantly greater capital resources than we do. We also compete with a number of specialty pet supply stores and independent pet stores, catalog retailers and other specialty e-tailers.

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

We have been able to compete successfully by differentiating ourselves from our competitors by providing a large selection of high-quality pet food, treats and supplies, competitive pricing, convenience and exceptional customer service. If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if we fail to otherwise positively differentiate our product offering or customer experience from our competitors, our business, financial condition, and results of operations could be materially and adversely affected. In particular, a key component of our business strategy is to rely on our reputation for exceptional customer service. This is done, in part, by recruiting, hiring, training, and retaining employees who share our core values of delivering superior service to our customers and caring about pet parents and their needs. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business, financial condition, and results of operations may be materially and adversely affected. In addition, if we are unable to maintain our current levels of customer service and our reputation for customer service as we grow or otherwise, our net sales may not continue to grow or may decline, and our business, financial condition, and results of operations may be materially and adversely affected.

We also compete directly and indirectly with veterinarians for the sale of pet medications and other pet health products. Veterinarians hold a competitive advantage over us because many pet parents may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional pet pharmacies. Both online and traditional pet pharmacies may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base. Online pet pharmacies may have a competitive advantage over us because of established affiliate relationships that drive traffic to their website. Traditional pet pharmacies may hold a competitive advantage over us because pet parents may prefer to purchase these products from a store instead of online or telephone methods. In addition, we face growing competition from online and multichannel pet pharmacies, some of whom may have a lower cost structure than ours, as customers now routinely use computers, tablets, smartphones, and other mobile devices and mobile applications to shop online and compare prices and products in real time. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins and in turn adversely affect our results of operations. We also face a significant challenge from our competitors forming alliances with each other, such as those between online and traditional pet pharmacies. These relationships may enable both their retail and online stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts, which could be a competitive disadvantage to us.

We expect competition in the pet products and services retail industry, in particular Internet-based competition, generally to continue to increase. If we fail to compete successfully, our business, financial condition, and results of operations could be materially and adversely affected.

We may be unable to source additional, or strengthen our existing relationships with, suppliers. In addition, the loss of any of our key suppliers would negatively impact our business.

In order to attract quality suppliers, we must:

•demonstrate our ability to help our suppliers increase their sales;
•offer suppliers a high quality, cost-effective fulfillment process; and
•continue to provide suppliers a dynamic and real-time view of our demand and inventory needs.

If we are unable to provide our suppliers with a compelling return on investment and an ability to increase their sales, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.

We purchase significant amounts of products from a number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide products in a timely or cost-effective manner could impair our growth and materially and adversely affect our business, financial condition, and results of operations. We generally do not maintain long-term supply contracts with any of our pet product suppliers and any of our pet product suppliers could discontinue selling to us at any time. The loss of any of our significant suppliers or the discontinuance of any preferential pricing or exclusive incentives they currently offer to us would have a negative impact on our business, financial condition, and results of operations. In addition, in our experience, it is challenging to persuade pet food buyers to switch to a different product, which could make it difficult to retain certain customers if we lose a pet food supplier, thereby exacerbating the negative impact of such loss on our business, financial condition, and results of operations.

We continually seek to expand our base of suppliers and to identify new pet products. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition, and results of operations may be adversely affected.

Most of the premium pet food brands that we purchase are not widely carried in supermarkets, warehouse clubs or mass merchants. If any premium pet food manufacturers were to make premium pet food products widely available in supermarkets or through mass merchants, or if the premium brands currently available to supermarkets and mass merchants were to increase their market share at the expense of the premium brands sold only through specialty pet food and supplies retailers, our ability to attract and retain customers and our competitive position may suffer. Furthermore, if supermarkets, warehouse clubs or mass merchants begin offering any of these premium pet food brands at lower prices, our sales and gross margin could be adversely affected.

In addition, several of the pet food brands we currently purchase and offer for sale to our customers are not offered by our closest specialty pet retailer competitors. However, we have not entered into formal exclusivity agreements with the suppliers for such brands. In the event these suppliers choose to enter into distribution arrangements with other specialty pet retailers or other competitors our sales could suffer and our business could be adversely affected.

Our principal suppliers currently provide us with certain incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our profitability. Similarly, if one or more of our suppliers were to offer these incentives, including preferential pricing, to our competitors, our competitive advantage would be reduced, which could materially and adversely affect our business, financial condition, and results of operations.

Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.

We currently rely on third-party national, regional and local logistics providers to deliver the products we offer on our website and mobile applications. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. For example, changes to the terms of our shipping arrangements may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products through our website and mobile applications, which would adversely affect our business, financial condition, and results of operations. Further, due to the continuing spread of COVID-19 and related governmental work and travel restrictions, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience and our results or operations.

If we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment centers, our business, financial condition, and results of operations could be harmed.

If we do not optimize and operate our fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. As a result of the COVID-19 pandemic, we may experience disruptions to the operations of our fulfillment centers, which may negatively impact our ability to fulfill orders in a timely manner, which could harm our reputation, relationship with customers and results of operations.

We have designed and built our own fulfillment center infrastructure, including customizing third-party inventory and package handling software systems, which is tailored to meet the specific needs of our business. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition, and results of operations.

We anticipate the need to add additional fulfillment center capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by the spread of COVID-19 and related governmental orders and there may be delays or increased costs associated with such expansion as a result of the spread and impact of COVID-19. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

Our business may be adversely affected if we are unable to provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, handheld computers such as notebooks and tablets, video game consoles and television set-top devices, has increased dramatically in recent years. The versions of our website and mobile applications developed for these devices may not be compelling to consumers. Our website and platform are also currently not compatible with voice-enabled products. Adapting our services and/or infrastructure to these devices as well as other new Internet, networking or telecommunications technologies could be time-consuming and could require us to incur substantial expenditures, which could adversely affect our business, financial condition, and results of operations.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our website or mobile applications through these devices or are slow to develop a version of our website or mobile applications that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the pet food and accessory market and could also lose customers, which could materially and adversely affect our business, financial condition, and results of operations.

Further, we continually upgrade existing technologies and business applications and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our website, we could lose customers and fail to attract new customers. As a result, our customer growth could be harmed and our business, financial condition, and results of operations may be materially and adversely affected.

We are subject to risks related to online payment methods.

We currently accept payments using a variety of methods, including credit card, debit card, Paypal and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply.

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. In the future, as we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially and adversely affected.

We also occasionally receive orders placed with fraudulent data. If we are unable to detect or control fraud, our liability for these transactions could harm our business, financial condition, and results of operations.

Our business depends on network and mobile infrastructure, our third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our website or mobile applications or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers or suppliers.

A key element of our strategy is to generate a high volume of traffic on, and use of, our website and mobile applications. Our reputation and ability to acquire, retain and serve our customers are dependent upon the reliable performance of our website and mobile applications and the underlying network infrastructure. As our customer base and the amount of information shared on our website and mobile applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our website and mobile applications. The operation of these systems is complex and could result in operational failures. In the event that the volume of traffic of our customers exceeds the capacity of our current network infrastructure or in the event that our customer base or the amount of traffic on our website and mobile applications grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our website and mobile applications and prevent our customers from accessing our website and mobile applications. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our website or mobile applications could reduce consumer satisfaction and result in a reduction in the number of consumers using our products and services.

We depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile infrastructure with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access. We also use and rely on services from other third parties, such as our telecommunications services and credit card processors, and those services may be subject to outages and interruptions that are not within our control. Failures by our telecommunications providers may interrupt our ability to provide phone support to our customers and Distributed denial-of-service (“DDoS”) attacks directed at our telecommunication service providers could prevent customers from accessing our website. In addition, we have in the past and may in the future experience down periods where our third-party credit card processors are unable to process the online payments of our customers, disrupting our ability to receive customer orders. Our business, financial condition, and results of operations could be materially and adversely affected if for any reason the reliability of our Internet, telecommunications, payment systems and mobile infrastructure is compromised.

We currently rely upon third-party data storage providers, including cloud storage solution providers, including Amazon Web Services. Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our website and mobile applications are processed through, servers hosted by these providers. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our website.

Any damage to, or failure of, our systems or the systems of our third-party data centers or our other third-party providers could result in interruptions to the availability or functionality of our website and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If for any reason our arrangements with our data centers or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party data centers or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our website and mobile applications.

The satisfactory performance, reliability and availability of our website, mobile applications, transaction processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as to maintain adequate customer service levels. Our net sales depend on the number of visitors who shop on our website and mobile applications and the volume of orders that we can handle. Unavailability of our website or of our mobile applications or reduced order fulfillment performance would reduce the volume of goods sold and could also materially and adversely affect consumer perception of our brand. Any slowdown or failure of our website, mobile applications or the underlying technology infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers.

The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our website and mobile applications. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, pandemic (such as the COVID-19 pandemic), blackout or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition, and results of operations may be materially and adversely affected.

Our reliance on software-as-a-service (“SaaS”) technologies from third parties may adversely affect our business and results of operations.

We rely on SaaS technologies from third parties in order to operate critical functions of our business, including financial management services, customer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our customers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business, financial condition, and results of operations.

Our failure or the failure of third-party service providers to protect our website, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business, financial condition, and results of operations.

As a result of our services being web based, we collect, process, transmit and store large amounts of data about our customers, suppliers and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect this data from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our website, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our website, networks and systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our website, networks or systems; deletion or modification of content or the display of unauthorized content on our website; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have an material adverse effect on our business, financial condition, and results of operations. This is more so since governmental authorities throughout the U.S. and around the world are devoting more attention to data privacy and security issues.

While we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Additionally, even though we continue to devote significant resources to monitor and update our systems and implement information security measures to protect our systems, there can be no assurance that any controls and procedures we have in place will be sufficient to protect us from future cybersecurity incidents. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. As a result, we may face interruptions to our systems, reputational damage, claims under privacy and data protection laws and regulations, customer dissatisfaction, legal liability, enforcement actions or additional costs, any and all of which could adversely affect our business, financial condition, and results of operations.

Safety, quality, and health concerns could affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of our vendor supplied and private brand food and hardgood products. All of our suppliers are required to comply with applicable product safety laws and we are dependent upon them to ensure such compliance. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products we offer, or cause supplier production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our suppliers or us, expose us or our suppliers to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our business, financial condition, and results of operations. In addition, our products may be exposed to product recalls if they are alleged to cause or pose a risk of injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider do not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may be unable to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. Any of these factors could negatively impact our business and adversely affect our results of operations.

Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the U.S., could materially and adversely affect our business, financial condition, and results of operations.

We depend on a number of suppliers and outsourcing partners, a significant portion of which are located in Asia, to provide our customers with a wide range of products in a timely and efficient manner. If we are unable to maintain our relationships with our existing outsourcing partners or cannot identify or enter into relationships with new outsourcing partners to meet the manufacturing and assembly needs of our private brand business, our private brand business may be disrupted and our business, financial condition, and results of operations may be materially and adversely affected. In addition, political and economic instability, the financial stability of our suppliers and outsourcing partners, their ability to meet our standards, labor problems, the availability and prices of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, natural disasters and epidemics, among other factors, are beyond our control and may materially and adversely affect our suppliers and outsourcing partners and, in turn, our business, financial condition, and results of operations. For example, governments, public institutions and other organizations in countries and regions where cases of COVID-19 have been detected are taking certain emergency measures to combat its spread and impact, including implementation of travel bans and closures of factories, schools, public buildings, businesses and other institutions. While the full impact of this outbreak is not yet known, potential effects on our business could include disruptions or restrictions on our employees’ and other service providers’ ability to travel, as well as temporary closures of our facilities, including one or more of our fulfillment centers or customer service centers, or the facilities of our suppliers and other vendors in our supply chain. We have suppliers around the world, including in China, the U.S. and other countries where cases of COVID-19 have been reported and may be spreading in the community. If COVID-19 were to spread widely and suddenly in the U.S. or in any other country or region where we have a significant employee presence, facilities or critical operations, it could impair our ability to manage day-to-day operations and service our customers, increase our costs of operations and also result in, among other things, losses of revenue. In addition to the potential direct effects on us of COVID-19 or any similar epidemic or pandemic, we could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions as a result of COVID-19 or any similar outbreak.

Moreover, certain policies and statements of the President of the U.S. and senior administration officials have given rise to uncertainty regarding the future of international trade agreements and the U.S.’ position on international trade. For example, the U.S. government has threatened to undertake a number of actions relating to trade with Mexico, including the closure of the border and the imposition of escalating tariffs on goods imported into the U.S. from Mexico. In addition, the U.S. government has raised tariffs, and imposed new tariffs, on a wide range of imports of Chinese products. It remains unclear what additional actions, if any, the current U.S. administration will take with respect to trade relationships. Additional trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us and to our suppliers based in the U.S. and may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.

We are subject to extensive governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources and the environment. Our operations, including our outsourced private brand manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”) and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards. In addition, we and our outsourced private brand manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our outsourced private brand manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially and adversely affect our business, financial condition, and results of operations. In addition, changes in the laws and regulations to which we are subject could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy.

Among other regulatory requirements, the FDA reviews the inclusion of specific claims in pet food labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do, and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions and product recalls. In addition, we may produce new products in the future that may be subject to FDA pre-market review before we can market and sell such products.

Currently, many states in the U.S. have adopted the Association of American Feed Control Officials definition of the term “natural” with respect to the pet food industry, which means no synthetic additives or synthetic processing except vitamins, minerals or certain trace nutrients, and only ingredients that are derived solely from plant, animal or mined sources. Certain of our pet food products use the term “natural” in their labelling or marketing materials. As a result, we may incur material costs to comply with any new labeling requirements relating to the term “natural” and could be subject to liabilities if we fail to timely comply with such requirements, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition to enforcement actions initiated by government agencies, there has been an increasing tendency in the U.S. among pharmaceutical companies to resort to the courts and industry and self-regulatory bodies to challenge comparative prescription drug advertising on the grounds that the advertising is false and deceptive. Through the years, there has been a continuing expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to the advertising for certain products.

These developments, depending on the outcome, could have a material adverse effect on our reputation, business, financial condition, and results of operations.

We may inadvertently fail to comply with various state or federal regulations covering the dispensing of prescription pet medications which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our pharmacy licenses.

The sale and delivery of prescription pet medications is generally governed by state laws and regulations and, with respect to controlled substances, also by federal law, and is subject to extensive regulation and oversight by state and federal governmental authorities. The laws and regulations governing our operations and interpretations of those laws and regulations are increasing in number and complexity, change frequently, and can be inconsistent or conflicting. In addition, the governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the laws and regulations that govern us and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. We are party to a number of routine administrative complaints incidental to our pharmacy business. We cannot assure you that we will not be subject to reprimands, sanctions, probations or fines, or that one or more of our pharmacy licenses will not be suspended or revoked, in connection with these complaints or otherwise. We may also be the subject of administrative complaints in the future.

Our pharmacy business also involves the provision of professional services, including by pharmacists, that could expose us to professional liability claims. Our pharmacy business is subject to risks inherent in the dispensing, packaging and distribution of drugs and other health care products and services, including claims related to purported dispensing and other operational errors (any failure to adhere to the laws and regulations applicable to the dispensing of drugs could subject our businesses to civil and criminal penalties).

If we are unable to maintain the licenses granted by relevant state authorities in connection with our pharmacy business, or if we become subject to actions by the FDA or other regulators, our dispensing of prescription medications to pet parents could cease and we may be subject to reprimands, sanctions, probations or fines, which could have a material adverse effect on our business, financial condition, and results of operations.

Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners from purchasing from us could cause our sales to decrease and could adversely affect our financial condition and results of operations.

The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with authorization from a prescribing veterinarian. Some veterinarians resist providing our customers with a copy of their pet’s prescription or resist authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under applicable law. Certain veterinarians have also tried to discourage pet owners from purchasing from internet mail order pharmacies. If the number of veterinarians who refuse to authorize prescriptions to our pharmacy staff increases, or if veterinarians are successful in discouraging pet owners from purchasing from us, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

We face significant competition from veterinarians and other retailers and may not be able to compete profitably with them.

We compete directly and indirectly with veterinarians for the sale of pet medications and other health products. Veterinarians hold a competitive advantage because many pet owners may find it more convenient or preferable to purchase prescription medications directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional retailers. Both online and traditional retailers may hold a competitive advantage because of longer operating histories, established brand names, greater resources, and/or a more established customer base.

Failure to comply with federal and state laws and regulations relating to privacy, data protection, advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.

We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising which we rely upon to attract new customers.

Laws and regulations relating to privacy, data protection, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers, suppliers or others, or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government has enacted, has considered or is considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June, 2018 the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, impose fines and other penalties or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition, and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could in turn adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by consumers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition, and results of operations.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may be unable to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Until our initial public offering in June 2019, we were not subject to the internal control and financial reporting requirements that are required of a publicly-traded company. We are required to comply with the requirements of The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), following the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which could be as early as our next fiscal year. The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of NYSE. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Additionally, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements can have a material adverse effect on our operations, business, financial condition or results of operations.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our website and mobile applications and our financial results.

On June 21, 2018, the Supreme Court of the United States overturned a prior decision under which e-tailers had not been required to collect sales tax unless they had a physical presence in the buyer’s state. As a result, a state may now enforce or adopt laws requiring e-tailers to collect and remit sales tax even if the e-tailer has no physical presence within the taxing state. In response, an increasing number of states have adopted or are considering adopting laws or administrative practices, with or without notice, that impose sales or similar value added or consumption taxes on e-commerce activity, as well as taxes on all or a portion of gross revenue or other similar amounts earned by an e-tailer from sales to customers in the state. Since October 28, 2018, we have withheld sales tax to the extent required in all states to which we ship. If any state were to assert that we have any liability for sales tax for prior periods and seek to collect such tax in arrears and/or impose penalties for past non-payment of taxes, it could have an adverse effect on us. New legislation or regulations, the application of laws and regulations from jurisdictions, including other countries whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could similarly result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on us, including by way of creating additional administrative burdens on us. For instance, the Supreme Court’s recent decision and the enactment and enforcement of laws resulting therefrom could also impact where we are required to file state income taxes. As a result, our effective income tax rate as well as the cost and growth of our business could be materially and adversely affected, which could in turn have a material adverse effect on our financial condition and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

We are also subject to U.S. federal and state laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties. For example, Congress is considering legislation, the “Marketplace Fairness Act,” that would enable state governments to collect sales and use taxes on Internet revenue from remote retailers engaged in e-commerce with no physical presence in the state. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.

We are subject to U.S. federal and state income taxes. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as changes in tax, accounting and other laws, regulations, administrative practices, principles and interpretations, the mix and level of earnings in a given taxing jurisdiction or our ownership or capital structures.

Further, the U.S. federal income tax legislation enacted in Public Law No. 115-97 (the “Tax Cuts and Jobs Act”) is highly complex, subject to interpretation, and contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate, significant additional limitations on the deductibility of interest, substantial revisions to the taxation of international operations, and limitations on the use of net operating losses generated in tax years beginning after December 31, 2017. The presentation of our financial condition and results of operations is based upon our current interpretation of the provisions contained in the Tax Cuts and Jobs Act. In the future, the Treasury Department and the U.S. Internal Revenue Service (“IRS”) are expected to release regulations and interpretive guidance relating to the legislation contained in the Tax Cuts and Jobs Act. Any significant variance of our current interpretation of such legislation from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could materially and adversely affect our business, financial condition, and results of operations.

Our ability to utilize net operating loss carryforwards may be subject to certain limitations.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that impose an annual limitation on the ability of a company with net operating loss carryforwards that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock (by value) over a three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership changes among holders owning directly or indirectly 5% or more of the shares of stock of a company or any change in ownership arising from a new issuance of shares of stock by such company. If a company’s income in any year is less than the annual limitation prescribed by Section 382 of the Code, the unused portion of such limitation amount may be carried forward to increase the limitation (and net operating loss carryforward utilization) in subsequent tax years.

We have experienced an ownership change related to PetSmart’s acquisition of us that will result in an annual limitation under Section 382 of the Code, but we do not expect such limitation to have a material adverse effect on our ability to utilize net operating losses. In addition, if we were to undergo a further ownership change as a result of future transactions involving our common stock, including a follow-on offering of our common stock or purchases or sales of common stock between 5% holders, our ability to use our net operating loss carryforwards may be subject to additional limitation under Section 382 of the

Code. As a result, a portion of our net operating loss carryforwards may expire before we are able to use them. If we are unable to utilize our net operating loss carryforwards, there may be a negative impact on our financial position and results of operations.

In addition to the aforementioned federal income tax implications pursuant to Section 382 of the Code, most states follow the general provisions of Section 382 of the Code, either explicitly or implicitly resulting in separate state net operating loss limitations.

We may be unable to adequately protect our intellectual property rights. Additionally, we may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.

We regard our brand, customer lists, trademarks, trade dress, domain names, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our products are, or may be made, available. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

We might be required to spend significant resources to monitor and protect our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition, and results of operations.

In addition, our technology platform may use open source software. The use of such open source software may subject us to certain conditions, including the obligation to offer, distribute, or disclose our technology platform for no or reduced cost, make the proprietary source code subject to open source software licenses available to the public, license our software and systems that use open source software for the purpose of making derivative works, or allow reverse assembly, disassembly, or reverse engineering. We monitor our use of open source software to avoid subjecting our technology platform to conditions we do not intend. However, if our technology platform becomes subject to such unintended conditions, it could have an adverse effect on our business, financial condition, and results of operations.

Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, result in injunctions against us or the payment of damages by us, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to our business model, result in the payment of substantial damages or injunctions against us, or require us to enter into costly royalty or licensing agreements, if available. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims could materially and adversely affect our business, financial condition, and results of operations.

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions is competitive. Qualified individuals are in high demand and we may incur significant costs to attract them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. Other than our CEO, CFO and certain other senior executives, all of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations may be materially and adversely affected.

Uncertainties in economic conditions and their impact on consumer spending patterns, particularly in the pet products market, could adversely impact our results of operations.

Our results of operations are sensitive to changes in certain macro-economic conditions that impact consumer spending on pet products and services. Some of the factors adversely affecting consumer spending on pet products and services include consumer confidence, levels of unemployment and general uncertainty regarding the overall future economic environment. We may experience declines in sales or changes in the types of products sold during economic downturns. Any material decline in the amount of consumer spending or other adverse economic changes could reduce our sales, and a decrease in the sales of higher-margin products could reduce profitability and, in each case, harm our business, financial condition, and results of operations.

Future litigation could have a material adverse effect on our business and results of operations.

Lawsuits and other administrative or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition, and results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

Significant merchandise returns or refunds could harm our business.

We allow our customers to return products or offer refunds, subject to our return and refunds policy. If merchandise returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition, and results of operations could be adversely affected. Further, we modify our policies relating to returns or refunds from time to time, and may do so in the future, which may result in customer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make.

Severe weather, including hurricanes, earthquakes and natural disasters could disrupt normal business operations, which could result in increased costs and materially and adversely affect our business, financial condition, and results of operations.

Several of our fulfillment centers, customer service centers, and corporate offices are located in Florida, Texas, and other areas that are susceptible to hurricanes, sea-level rise, earthquakes, and other natural disasters. Recent intense weather conditions may cause property insurance premiums to significantly increase in the future. We recognize that the frequency and intensity of extreme weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. Therefore, as a result of the geographic location of our properties, we face risks, including higher costs, such as uninsured property losses and higher insurance premiums, as well as unexpected disruptions to our business and operations, which could materially and adversely affect our business, financial condition and results of operations.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our Class A common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies or products, or through strategic alliances, and the failure to manage these acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us.

From time to time we may consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our outsourcing and supplier network, complement our current products or expand the breadth of our markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:

•problems integrating the acquired business, facilities, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs associated with acquisitions, investments or strategic alliances;
•diversion of management’s attention from our existing business;
•adverse effects on existing business relationships with suppliers, outsourced private brand manufacturing partners, retail partners and distribution customers;
•risks associated with entering new markets in which we may have limited or no experience;
•potential loss of key employees of acquired businesses; and
•increased legal and accounting compliance costs.

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to identify suitable acquisitions or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies and products effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the United States.

Our strategy may include the expansion of our operations to international markets. Although some of our executive officers have experience in international business from prior positions, we have little experience with operations outside the U.S. Our ability to successfully execute this strategy is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by our ability to identify and gain access to local suppliers, obtain and protect relevant trademarks, domain names, and other intellectual property, as well as by local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we may intend to operate in the future. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and other barriers to trade.

Restrictions in our revolving credit facility could adversely affect our operating flexibility.

Our revolving credit facility limits our ability to, among other things:

•incur or guarantee additional debt;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.

Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios. The provisions of our revolving credit facility may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our revolving credit facility could adversely affect our business, financial condition, and results of operations. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our revolving credit facility is accelerated, our assets may be insufficient to repay such amounts in full, and our stockholders could experience a partial or total loss of their investment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Risks Related to Our Relationship with PetSmart

PetSmart controls the direction of our business and PetSmart’s concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.

As of March 26, 2020, PetSmart beneficially owned more than 50% of our outstanding shares of common stock and, together with its affiliates, exercised control over more than 95% of the voting power of our outstanding common stock. So long as PetSmart and/or its affiliates remain our controlling stockholder they will be able to control, directly or indirectly, and subject to applicable law, all matters affecting us, including:

•any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;
•any determinations with respect to mergers, business combinations or disposition of assets;
•compensation and benefit programs and other human resources policy decisions;
•the payment of dividends on our common stock; and
•determinations with respect to tax matters.

Because PetSmart’s and its affiliates’ interests may differ from ours or from those of our other stockholders, actions that PetSmart or its affiliates take with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders, including holders of our Class A common stock. In addition, even if PetSmart and/or its affiliates were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such matters so long as it owns a significant portion of our common stock.

PetSmart has granted a security interest in all of the shares of our Class B common stock beneficially owned by it, including shares held indirectly through certain of its subsidiaries, to secure certain of its credit facilities and indentures, each of which includes customary default provisions. In the event of a default under any such credit facility or indenture, the secured parties may foreclose upon any and all shares of Class B common stock pledged to them and may seek recourse against PetSmart as well as the guarantors of the relevant credit facilities and indentures. Future transfers by PetSmart and other holders of Class B common stock, which entitles each holder thereof to ten votes per share (including transfers by secured parties that foreclose on Class B common stock beneficially owned by PetSmart), will generally result in those shares converting on a one-to-one basis to Class A common stock, which entitles each holder thereof to one vote per share. As a result, such transfers will have the effect, over time, of increasing the relative voting power of holders of Class B common stock who retain their shares in the long-term, which may include our directors and their affiliates.

In the past, PetSmart has been involved in disputes with its lenders regarding ownership of certain minority equity interests in us, which PetSmart transferred to certain affiliates in 2018. For instance, PetSmart settled existing litigation with the agent for its term loan lenders regarding these transfers in April 2019. There can be no assurance that other PetSmart creditors may not seek to challenge these transfers, including by commencing litigation against PetSmart and its affiliates alleging that the transfers by PetSmart did not comply with certain PetSmart debt agreements or otherwise violated applicable law. Although PetSmart believes the transfers complied with its debt agreements and all other applicable legal requirements, disputes or litigation between PetSmart and its creditors regarding the transfers and ownership of equity interests in us may result in negative publicity about our company or negative reactions from our other stockholders, customers, business partners and other stakeholders and adversely affect our business, financial condition and results of operations, and may also result in the market price of our Class A common stock fluctuating significantly.

If we are no longer controlled by or affiliated with PetSmart, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us.

Our partnership with PetSmart provides us with increased scale and reach. We leverage our combined scale to lower costs and coordinate purchases across our operations to reduce costs. Certain of our private brand products are also offered through PetSmart’s large physical network of more than 1,600 stores. If we no longer benefit from this relationship, whether because we are no longer controlled by or affiliated with PetSmart or otherwise, it may result in increased costs for us, higher prices to our customers, and our private brand sales may not continue to grow or may decline, any of which may adversely affect our operations and have a material adverse effect on our business, financial condition, and results or operations. In addition, if PetSmart were to reduce the number of its stores, our ability to use their physical network to sell private brand products would be limited which may have a material adverse effect on us.

If PetSmart sells a controlling interest in our company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our Class A common stock and we may become subject to the control of a presently unknown third party. Substantial future sales by PetSmart or others of our common stock, or the perception that such sales may occur, could also depress the price of our Class A common stock.

PetSmart has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction or otherwise, which, if sufficient in size, could result in a change of control of our company. The ability of PetSmart to sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our Class A common stock that will be publicly traded hereafter, could prevent you from realizing any change-of-control premium on your shares of our Class A common stock that may otherwise accrue to PetSmart on its sale of our common stock. Additionally, if PetSmart sells its significant equity interest in our company, or if secured parties foreclose on any or all of the shares of Class B common stock beneficially owned by PetSmart pursuant to the pledges that secure certain of PetSmart’s credit facilities and indentures, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if PetSmart sells a controlling interest in our company to a third party, any outstanding indebtedness may be subject to acceleration and our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations and financial condition.

We have also granted certain registration rights to PetSmart and certain holders of our Class B common stock, pursuant to which they have the right to demand that we register Class A common stock beneficially owned by them under the Securities Act as well as the right to demand that we include any such shares in any registration statement that we file with the SEC, subject to certain exceptions. We are unable to predict with certainty whether or when PetSmart will exercise its registration rights and/or sell a substantial number of shares of our common stock. The sale by PetSmart of a substantial number of shares, or a perception that such sales could occur, could also significantly reduce the market price of our Class A common stock.

We are a “controlled company” within the meaning of the rules of NYSE and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

As of March 26, 2020, PetSmart controls a majority of the voting power of our outstanding common stock. As a result, we are considered as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of the board of directors consist of independent directors;
•the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of our corporate governance and compensation committees.

While PetSmart controls a majority of the voting power of our outstanding common stock, we intend to rely on these exemptions and, as a result, will not have a majority of independent directors on our board of directors. Our nominating and corporate governance and compensation committees will also not consist entirely of independent directors. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We are a restricted subsidiary under certain of PetSmart’s credit facilities and indentures and are subject to various covenants under these facilities and indentures, which may adversely affect our operations.

We are a restricted subsidiary under certain of PetSmart’s credit facilities and indentures. Our status as a restricted subsidiary means that our ability to take certain actions are restricted by the terms of these credit facilities and indentures. We will remain a restricted subsidiary until we are no longer a subsidiary of PetSmart. These covenants restrict, among other things, our ability to:

•incur or guarantee indebtedness;
•make certain investments and acquisitions;
•incur liens on assets or permit them to exist;
•enter into certain types of transactions with affiliates;
•merge or consolidate with another company;
•transfer, sell, or otherwise dispose of assets; and
•pay dividends, or make distributions or certain other restricted payments.

Each of these restrictions is subject to various exceptions, the availability of which will be affected by the extent to which PetSmart utilizes those exceptions as well as the financial condition and results of operations of PetSmart. The existence of these restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand, or pursue our business activities, and it could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Additionally, in the future, PetSmart may determine that it is in its best interest to agree to more restrictive covenants, which may indirectly impede our business operations or affect our ability to pay dividends.

PetSmart may compete with us, and its competitive position in certain markets may constrain our ability to build and maintain partnerships.

PetSmart is not restricted from competing with us in the pet supplies business, including as a result of acquiring a company that operates as an e-tailer for pet supplies. Due to the significant resources of PetSmart, including financial resources, name recognition and know-how resulting from the previous management of our business, PetSmart could have a significant competitive advantage over us should it decide to engage in the type of business we conduct, which may materially and adversely affect our business, financial condition, and results of operations.

In addition, we do and may partner with companies that compete with PetSmart in certain markets. PetSmart’s control over us may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with PetSmart.

Conflicts of interest may arise because some of our directors own stock or other equity interests in PetSmart and hold management or board positions with PetSmart.

Some of our directors directly or indirectly own equity interests in PetSmart. In addition, some of our directors are also directors or officers of PetSmart. Ownership of such equity interests by our directors and the presence of directors or officers of PetSmart on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and any one of them, or involving us and PetSmart, that could have different implications for any of these investors than they do for us. Pursuant to our amended and restated certificate of incorporation, none of our non-employee directors have a duty, to the fullest extent permitted by law, to refrain from engaging in the same or similar business activities or lines of business in which we are now engaged in or from otherwise competing with us. In addition, pursuant to our amended and restated certificate of incorporation, we may be unable to take advantage of corporate opportunities presented to individuals who are directors of both us and our affiliates, including PetSmart. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and PetSmart or its subsidiaries with respect to our past and ongoing relationships may adversely affect our business and prospects.

Potential conflicts or disputes may arise between PetSmart or its subsidiaries and us in a number of areas relating to our past or ongoing relationships, including:

•tax, employee benefit, indemnification and other matters arising from our relationship with PetSmart or its subsidiaries;
•business combinations involving us;
•the nature, quality and pricing of services PetSmart or its subsidiaries have agreed to provide us;
•business opportunities that may be attractive to us and PetSmart or its subsidiaries;
•intellectual property or other proprietary rights; and
•joint sales and marketing activities with PetSmart or its subsidiaries.

The resolution of any potential conflicts or disputes between us and PetSmart or its subsidiaries over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated party.

The agreements we have entered into with PetSmart and certain of its subsidiaries are of varying durations and may be amended upon agreement of the parties. The terms of these agreements were primarily determined by PetSmart or its subsidiaries, and therefore may not be representative of the terms we could obtain on a stand-alone basis or in negotiations with an unaffiliated third party. For so long as we are controlled by PetSmart, we may be unable to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

Risks Related to Ownership of Our Class A Common Stock

Our stock price has been, and may continue to be, volatile and may decline regardless of our operating performance.

Prior to our initial public offering in June 2019, there had been no public market for our Class A common stock. The market price of our Class A common stock has fluctuated significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including:

•actual or anticipated fluctuations in our revenue and results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in operating performance and stock market valuations of other retail or technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•trading volume of our Class A common stock;
•the inclusion, exclusion or removal of our Class A common stock from any indices;
•changes in our board of directors or management;
•transactions in our Class A common stock by directors, officers, affiliates and other major investors;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the U.S.;
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•the other factors described in the sections of this report titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. As a result, our dual class capital structure would make us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•provide that a director may be removed only for cause and only by the affirmative vote of the holders of at least 66 2/3% of the votes that all of our stockholders would be entitled to cast in an annual election of directors;
•require at least 75% of the votes that all of our stockholders would be entitled to cast in an annual election of directors in order to amend our amended and restated certificate of incorporation and amended and restated bylaws after the date on which the outstanding shares of Class B common stock represent less than 50% of the combined voting power of our Class A common stock and Class B common stock;
•eliminate the ability of our stockholders to call special meetings of stockholders after the date on which the outstanding shares of Class B common stock represent less than 50% of the combined voting power of our Class A common stock and Class B common stock;
•prohibit stockholder action by written consent, instead requiring stockholder actions to be taken at a meeting of our stockholders, when the outstanding shares of our Class B common stock represent less than 50% of the combined voting power of our Class A common stock and Class B common stock;

•permit our board of directors, without further action by our stockholders, to fix the rights, preferences, privileges and restrictions of preferred stock, the rights of which may be greater than the rights of our Class A common stock;
•restrict the forum for certain litigation against us to Delaware;
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
•provide for a staggered board.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. As a result, these provisions may adversely affect the market price and market for our Class A common stock if they are viewed as limiting the liquidity of our stock or as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our revolving credit facility may restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our co-headquarters are located in Dania Beach, Florida and Boston, Massachusetts. In addition, we lease and operate fulfillment centers in ten locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate customer service centers in three locations. The following table sets forth the location, use and size of certain of our properties as of March 26, 2020:

Use	Location	Square Footage
Florida co-headquarters	1855 Griffin Road, Dania Beach, FL 33004	113,832
Boston co-headquarters	343 Congress Street, Boston, MA 02210	48,102
Fulfillment center	600 New Commerce Boulevard, Wilkes-Barre, PA 18706	808,160
Fulfillment center	255 S. 143rd Avenue, Goodyear, AZ 85338	801,424
Fulfillment center	3280 Lightner Road, Dayton, OH 45377	690,500
Fulfillment center	255 Front Creek Road, Salisbury, NC 28146	690,500
Fulfillment center	7243 Grady Niblo Road, Dallas, TX 75236	663,000
Fulfillment center	3380 NW 35 Avenue Road, Ocala, FL 34475	611,676
Fulfillment center	40 Dauphin Drive, Mechanicsburg, PA 17050	604,333
Fulfillment center	1974 Innovation Boulevard, Clayton, IN 46118	597,844
Fulfillment center	385 Milan Drive, McCarran, NV 89434	566,866
Fulfillment center	11403 Bluegrass Parkway, Suite 650, Louisville, KY 40299	16,531
Customer service center	3251 Hollywood Boulevard, Hollywood, FL 33021	100,928
Customer service center	1950 N. Stemmons Freeway, Dallas, TX 75207	51,934
Customer service center	3621 Fern Valley Road, Louisville, KY 40219	25,274

We believe that all of our properties have been adequately maintained, are in good condition, and are generally suitable and adequate for our current needs.

Item 3. Legal Proceedings

Information concerning legal proceedings is provided in Item 8 of Part II, “Financial Statements and Supplementary Data–Note 4 – Commitments and Contingencies–Legal Matters” and is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers
The following information relates to our executive officers:

Name	Age	Position
Sumit Singh	40	Chief Executive Officer and Director
Mario Marte	44	Chief Financial Officer
Satish Mehta	55	Chief Technology Officer
Susan Helfrick	53	General Counsel

Sumit Singh

Mr. Singh has served as our Chief Executive Officer since March 2018 and as our Director since April 2019. He joined Chewy in 2017 as Chief Operating Officer. Prior to joining Chewy, Mr. Singh held leadership roles at Amazon and Dell and brings more than 17 years of global leadership experience that spans e-commerce, technology, retail and logistics. Mr. Singh holds a Master of Science degree in Engineering from the University of Texas at Austin and an MBA from the University of Chicago’s Booth School of Business. In September 2019, he received the Outstanding Young Mechanical Engineer Alumni Award from the University of Texas Walker Department of Mechanical Engineering and was inducted into the University’s Academy of Distinguished Alumni.

Mario Marte

Mr. Marte has served as our Chief Financial Officer since September 2018. Mr. Marte joined Chewy in April 2015 and had previously been serving as Chewy’s Vice President—Finance & Treasurer. From September 2011 to April 2015, Mr. Marte served as the Vice President—Financial Planning & Analysis for Hilton Worldwide Holdings, Inc. From July 2003 to September 2011, Mr. Marte worked at American Airlines, serving in various positions, including as the Division Controller—Onboard Service. Mr. Marte holds a B.S. in computer engineering from the University of South Florida, and an M.B.A. from Duke University’s Fuqua School of Business.

Satish Mehta

Mr. Mehta has served as our Chief Technology Officer since June 2018. From July 2017 to June 2018, Mr. Mehta served as the Vice President—Data and Analytics Solutions for UnitedHealth Group. Prior to that, Mr. Mehta served in various capacities at Staples Inc., including serving as their Vice President, Price—Data & Analytics, Omni-Channel and Innovation Labs from January 2014 to July 2017. Mr. Mehta’s experience also includes over eight years of service, from November 2005 to January 2014, at Yahoo!, in various positions including as their Senior Director, Global Data and Ad Tech. Mr. Mehta holds a B.S. in physics and math from Jawaharlal Nehru University, and an M.B.A. from California Miramar University.

Susan Helfrick

Ms. Helfrick has served as our General Counsel since December 2014. From February 2009 to July 2014, Ms. Helfrick served as the General Counsel Americas and Executive Vice President at GfK. Ms. Helfrick has previously also served as the Assistant General Counsel and Vice President of Goldman Sachs from August 2007 to January 2009, as well as the Managing Director and Associate General Counsel of HSBC Securities from May 2005 to August 2007. Ms. Helfrick’s experience also includes serving as a Director at UBS from May 2000 to May 2005, an Associate at Skadden, Arps, Slate, Meagher & Flom LLP from May 1997 to May 2000, and as a staff attorney at the Securities and Exchange Commission from May 1995 to May 1997. Ms. Helfrick holds an LL.M. from Georgetown University Law Center, an M.B.A. from Cornell Jonson Graduate School of Management, a J.D. from the Dickinson School of Law at Pennsylvania State University, and a B.A. from the University of Pittsburgh.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock

Our Class A common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “CHWY” and began trading on June 14, 2019. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock, par value $0.01 per share.

Holders of Common Stock

As of the close of business on March 26, 2020, there were 22 stockholders of record of our Class A common stock and 3 stockholders of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the Board and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the Board may deem relevant. In addition, the terms of our credit facilities contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the thirteen weeks ended February 2, 2020.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the thirteen weeks ended February 2, 2020.

Cumulative Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chewy, Inc. under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return to stockholders of our Class A common stock relative to the cumulative total returns of the S&P 500 Index and DJ Internet Commerce Index. An investment of $100 is assumed to have been made in our Class A common stock and in the index on June 14, 2019, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through February 2, 2020. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Fiscal Year			One Month Ended January 31,	Fiscal Year
(in thousands, expect per share data)	2019	2018	2017	2017	2016	2015
Consolidated Statement of Operations Data:
Net sales	$4,846,743	$3,532,837	$2,104,287	$119,820	$900,566	$422,819
Loss from operations (1)	$(252,726)	$(267,766)	$(337,851)	$(13,974)	$(107,427)	$(32,445)
Net loss (1)	$(252,370)	$(267,890)	$(338,057)	$(13,957)	$(107,164)	$(36,250)
Net loss per share attributable to common Class A and Class B stockholders, basic and diluted (2)	$(0.63)	$(0.68)	$(2.67)	$(175.65)	$(560.19)	$(156.21)
Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	398,256	393,000	262,200	594	594	583

(1) Includes share-based compensation expense of $134.9 million, $14.4 million, $11.2 million, $0.4 million, $5.2 million, and $1.0 million, for Fiscal Year 2019, Fiscal Year 2018, Fiscal Year 2017, the one month period ended January 31, 2017, Fiscal Year 2016, and Fiscal Year 2015, respectively.

(2) The numerator in the calculation of net loss per share includes accretion of convertible redeemable preferred stock of $361.5 million, $90.4 million, $225.6 million, and $54.8 million for Fiscal Year 2017, the one month period ended January 31, 2017, Fiscal Year 2016, and Fiscal Year 2015, respectively.

	As of			As of December 31,
($ in thousands)	February 2, 2020	February 3, 2019	January 28, 2018	2016	2015
Consolidated Balance Sheet Data:
Total assets (1)	$932,321	$541,622	$503,175	$314,783	$178,715
Total liabilities (1)	$1,336,295	$877,564	$586,878	$245,970	$82,836
Total stockholders’ deficit	$(403,974)	$(335,942)	$(83,703)	$(530,136)	$(202,612)

(1) As of February 2, 2020, total assets and total liabilities included $179.1 million and $215.9 million, respectively, relating to operating leases as a result of accounting guidance adopted at the beginning of Fiscal Year 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for fiscal year 2019 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Overview
We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and around-the-clock convenience that only e-commerce can offer. We believe that we are the preeminent online destination for pet parents as a result of our broad selection of high-quality products, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and continually develop innovative ways for our customers to engage with us. We partner with more than 2,000 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our website and mobile applications, we offer our customers more than 60,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

Fiscal Year End

The Company’s 2019 fiscal year ended February 2, 2020 and included 52 weeks (“Fiscal Year 2019”). The Company’s 2018 fiscal year ended February 3, 2019 and included 53 weeks (“Fiscal Year 2018”). The Company’s 2017 fiscal year ended January 28, 2018 and included 52 weeks (“Fiscal Year 2017”).

Initial Public Offering

On June 13, 2019, our registration statement on Form S-1 to our initial public offering (“IPO”) was declared effective by the SEC, and our Class A common stock began trading on the New York Stock Exchange (“NYSE”) on June 14, 2019. Our IPO closed on June 18, 2019. For additional information, see Note 1 to our consolidated financial statements included in Part I, Item 1 included in this 10-K Report.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	Fiscal Year			% change
(in thousands, except net sales per active customer and percentages)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Financial and Operating Data
Net sales	$4,846,743	$3,532,837	$2,104,287	37.2%	67.9%
Net loss (1)	$(252,370)	$(267,890)	$(338,057)	5.8%	20.8%
Adjusted EBITDA(2)	$(81,025)	$(228,905)	$(251,247)	64.6%	8.9%
Adjusted EBITDA margin(2)	(1.7)%	(6.5)%	(11.9)%
Net cash provided by (used in) operating activities	$46,581	$(13,415)	$(79,747)	447.2%	83.2%
Free cash flow(2)	$(2,055)	$(57,575)	$(120,029)	96.4%	52.0%
Active customers	13,459	10,585	6,789	27.2%	55.9%
Net sales per active customer	$360	$334	$310	7.8%	7.7%
Autoship customer sales	$3,362,835	$2,322,480	$1,294,899	44.8%	79.4%
Autoship customer sales as a percentage of net sales	69.4%	65.7%	61.5%
(1) Includes share-based compensation expense of $134.9 million, $14.4 million, and $11.2 million, for Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017, respectively.
(2) Adjusted EBITDA, adjusted EBITDA margin and free cash flow are non-GAAP financial measures. See “Non-GAAP Financial Measures” below

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this
10-K Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net loss excluding depreciation and amortization; share-based compensation expense and related taxes; income tax provision; interest income (expense), net; management fee expense; transaction and other costs. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this 10-K Report because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable charges. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization, share-based compensation expense and management fee expense from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision; interest income (expense), net; and transaction and other costs as these items are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditures;
•adjusted EBITDA does not reflect share-based compensation and related taxes. Share-based compensation has been, and will continue to be for the foreseeable future, a recurring expense in our business and an important part of our compensation strategy;
•adjusted EBITDA does not reflect interest income (expense), net; or changes in, or cash requirements for, our working capital;
•adjusted EBITDA does not reflect transaction and other costs which are generally incremental costs that result from an actual or planned transaction and include transaction costs (i.e. IPO costs), integration consulting fees, internal salaries and wages (to the extent the individuals are assigned full-time to integration and transformation activities) and certain costs related to integrating and converging IT systems; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	Fiscal Year
Reconciliation of Net Loss to Adjusted EBITDA	2019	2018	2017
Net loss	$(252,370)	$(267,890)	$(338,057)
Add (deduct):
Depreciation and amortization	30,645	23,210	12,536
Share-based compensation expense and related taxes	136,237	14,351	11,209
Interest (income) expense, net	(356)	124	206
Management fee expense(1)	1,300	1,300	866
Non-routine items (2)	—	—	61,993
Transaction related costs	1,396	—	—
Other	2,123	—	—
Adjusted EBITDA	$(81,025)	$(228,905)	$(251,247)
Net sales	$4,846,743	$3,532,837	$2,104,287
Adjusted EBITDA margin	(1.7)%	(6.5)%	(11.9)%
(1) Management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors. Although we are not a party to the agreement governing the management fee, this management fee is reflected as an expense in our consolidated financial statements.

(2) For Fiscal Year 2017, non-routine items include $33.9 million for compensation expenses to our employees as a result of PetSmart’s acquisition of us and $28.1 million of acquisition-related costs incurred for our benefit as part of PetSmart’s acquisition of us.

We define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this 10-K Report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less capital expenditures (which consist of purchases of property and equipment, including servers and networking equipment, capitalization of labor related to our website, mobile applications, and software development, and leasehold improvements). We have provided a reconciliation below of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure.

We have included free cash flow in this 10-K Report because it is an important indicator of our liquidity as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

($ in thousands)	Fiscal Year
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow	2019	2018	2017
Net cash provided by (used in) operating activities	$46,581	$(13,415)	$(79,747)
Deduct:
Capital expenditures	(48,636)	(44,160)	(40,282)
Free Cash Flow	$(2,055)	$(57,575)	$(120,029)

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

Presentation of Results of Consolidated Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Consolidated Operations and Liquidity and Capital Resources includes a comparison of Fiscal Year 2019 to Fiscal Year 2018. A similar discussion and analysis which compares Fiscal Year 2018 to Fiscal Year 2017 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 17, 2019.

Results of Consolidated Operations

The following tables set forth our results of operations for the fiscal years presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Fiscal Year
				% change		% of net sales
($ in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019	2018	2017
Consolidated Statements of Operations
Net sales	$4,846,743	$3,532,837	$2,104,287	37.2%	67.9%	100.0%	100.0%	100.0%
Costs of goods sold	3,702,683	2,818,032	1,736,737	31.4%	62.3%	76.4%	79.8%	82.5%
Gross profit	1,144,060	714,805	367,550	60.1%	94.5%	23.6%	20.2%	17.5%
Operating expenses:
Selling, general and administrative	969,890	589,507	451,673	64.5%	30.5%	20.0%	16.7%	21.5%
Advertising and marketing	426,896	393,064	253,728	8.6%	54.9%	8.8%	11.1%	12.1%
Total operating expenses	1,396,786	982,571	705,401	42.2%	39.3%	28.8%	27.8%	33.5%
Loss from operations	(252,726)	(267,766)	(337,851)	5.6%	20.7%	(5.2)%	(7.6)%	(16.1)%
Interest income (expense), net	356	(124)	(206)	387.1%	39.8%	—%	—%	—%
Loss before income tax provision	(252,370)	(267,890)	(338,057)	5.8%	20.8%	(5.2)%	(7.6)%	(16.1)%
Income tax provision	—	—	—	—%	—%	—%	—%	—%
Net loss	$(252,370)	$(267,890)	$(338,057)	5.8%	20.8%	(5.2)%	(7.6)%	(16.1)%

Net Sales

	Fiscal Year			2019 vs. 2018		2018 vs. 2017
($ in thousands)	2019	2018(1)	2017(1)	$ Change	% Change	$ Change	% Change
Consumables	$3,596,778	$2,708,156	$1,646,446	$888,622	33%	$1,061,710	64%
Hardgoods	705,087	551,425	347,251	153,662	28%	204,174	59%
Other	544,878	273,256	110,590	271,622	99%	162,666	147%
Net sales	$4,846,743	$3,532,837	$2,104,287	$1,313,906		$1,428,550

(1) Prior periods have been reclassified to conform with current presentation.

Net sales for Fiscal Year 2019 increased by $1.3 billion, or 37.2%, to $4.8 billion compared to $3.5 billion for Fiscal Year 2018. When compared to Fiscal Year 2018 excluding the 53rd week, net sales for Fiscal Year 2019 increased by $1.4 billion, or 40.5%. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 2.9 million, or 27.2%, and increased spending among our active customers with net sales per active customer increasing $26, or 7.8%, to $360 in Fiscal Year 2019 compared to Fiscal Year 2018, driven by catalog expansion and growth in our healthcare and private brand businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for Fiscal Year 2019 increased by $884.7 million, or 31.4%, to $3.7 billion compared to $2.8 billion in Fiscal Year 2018. This increase was primarily due to a 36.2% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in orders on a percentage basis, primarily as a result of realized supply chain efficiencies and cost reduction initiatives.

Gross profit for Fiscal Year 2019 increased by $429.3 million, or 60.1%, to $1.1 billion compared to $714.8 million in Fiscal Year 2018. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for Fiscal Year 2019 increased by 340 basis points compared to Fiscal Year 2018, primarily due to margin expansion across all verticals, including improvements in margin profile of pharmacy and private brands.

Selling, General and Administrative

Selling, general and administrative expenses for Fiscal Year 2019 increased by $380.4 million, or 64.5%, to $969.9 million compared to $589.5 million in Fiscal Year 2018. This increase was primarily due to an increase of $120.6 million in non-cash share-based compensation expense and an increase $118.0 million of other general and administrative items including an increase in compensation and facilities expense related to expansion of our corporate office and increased headcount as a result of business growth and also in contemplation of becoming a public company, as well as investments in security and data protection software. We also recognized an increase of $141.8 million in fulfillment costs largely attributable to increased investments to support overall growth of our business, including the opening of a fulfillment center in Dayton, Ohio and pharmacy fulfillment centers in Louisville, Kentucky, and Phoenix, Arizona, and growth of fulfillment and customer service headcount.

Advertising and Marketing

Advertising and marketing expenses for Fiscal Year 2019 increased by $33.8 million, or 8.6%, to $426.9 million compared to $393.1 million in Fiscal Year 2018, but overall spend declined as a percentage of net sales to 8.8% from 11.1% in Fiscal Year 2018. This increase in advertising and marketing spend through existing channels contributed to an increase in the number of active customers of 2.9 million.

Quarterly Results of Operations Data

The following table sets forth our unaudited quarterly consolidated results of operations data for each of the quarterly periods in our fiscal years ended February 2, 2020 and February 3, 2019. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this 10-K Report. Our historical results are not necessarily indicative of the results that may be expected in the future and the results of a particular quarter are not necessarily indicative of the results for a full year.

	13 Weeks Ended				14 Weeks Ended	13 Weeks Ended
($ in thousands)	February 2, 2020	November 3, 2019	August 4, 2019	May 5, 2019	February 3, 2019	October 28, 2018	July 29, 2018	April 29, 2018
Net sales	$1,354,525	$1,229,801	$1,153,545	$1,108,872	$1,088,158	$875,630	$805,587	$763,462
Cost of goods sold	1,028,370	938,021	881,310	854,982	861,258	703,589	639,711	613,474
Gross profit	326,155	291,780	272,235	253,890	226,900	172,041	165,876	149,988
Operating expenses:
Selling, general and administrative	284,942	258,488	244,563	181,897	176,234	150,373	139,748	123,152
Advertising and marketing	101,810	112,071	110,752	102,263	116,977	100,163	89,263	86,661
Total operating expenses	386,752	370,559	355,315	284,160	293,211	250,536	229,011	209,813
Loss from operations	(60,597)	(78,779)	(83,080)	(30,270)	(66,311)	(78,495)	(63,135)	(59,825)
Interest (expense) income, net	(343)	(221)	204	716	(33)	(122)	21	10
Loss before income tax provision	(60,940)	(79,000)	(82,876)	(29,554)	(66,344)	(78,617)	(63,114)	(59,815)
Income tax provision	—	—	—	—	—	—	—	—
Net loss	$(60,940)	$(79,000)	$(82,876)	$(29,554)	$(66,344)	$(78,617)	$(63,114)	$(59,815)

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible redeemable preferred stock and cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $212.1 million as of February 2, 2020, an increase of $123.8 million from February 3, 2019.

We believe that our cash and cash equivalents and availability under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this 10-K Report. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Cash Flows

	Fiscal Year
($ in thousands)	2019	2018	2017
Net cash provided by (used in) operating activities	$46,581	$(13,415)	$(79,747)
Net cash (used in) provided by investing activities	$(49,861)	$31,838	$(195,804)
Net cash provided by financing activities	$127,037	$1,141	$187,849

Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $46.6 million for Fiscal Year 2019, primarily consisting of $252.4 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $30.6 million and $134.9 million of share-based compensation expense, as well as a $122.2 million increase due to favorable working capital changes. Operating cash flows benefited from an increase in current liabilities of $261.0 million, primarily due to timing of payments for inventory purchases, partially offset by an increase in current assets of $138.8 million due to an increase in inventory and receivables associated with net sales.

Net cash used in operating activities was $13.4 million for Fiscal Year 2018, primarily consisting of $267.9 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $23.2 million and $14.4 million of share-based compensation expense, as well as a $196.9 million increase due to favorable working capital changes. Operating cash flows benefited from an increase in current liabilities of $269.5 million, primarily due to timing of payments for inventory purchases, partially offset by an increase in current assets of $72.6 million due to an increase in inventory and receivables associated with net sales.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, mainly for the launch and expansion of our fulfillment capabilities, as well as purchases of servers and networking equipment, and leasehold improvements.

Net cash used in investing activities was $49.9 million for Fiscal Year 2019, primarily consisting of $48.7 million of capital expenditures related to the launch of new fulfillment centers, the expansion of corporate and customer services offices, and additional investments in IT hardware and software, and $1.2 million of cash advances, net of reimbursements from PetSmart. Net cash provided by investing activities was $31.8 million for Fiscal Year 2018, primarily consisting of $76.0 million of cash reimbursements, net of advances from PetSmart, partially offset by $44.2 million of capital expenditures related to the launch of new fulfillment centers, the expansion of corporate and customer service offices, and additional investments in IT hardware and software.

Financing activities

Net cash provided by financing activities was $127.0 million for Fiscal Year 2019 primarily consisting of $110.3 million of proceeds from our IPO, net of underwriting discounts, commissions and offering costs and $17.3 million received pursuant to the tax sharing agreement with PetSmart. Net cash provided by financing activities was $1.1 million for Fiscal Year 2018, primarily consisting of a $1.3 million contribution from PetSmart, partially offset by $0.2 million of principal repayments of finance lease obligations.

ABL Credit Facility

On June 18, 2019, we entered into a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. As of February 2, 2020, we had no outstanding borrowings under the ABL Credit Facility.

For additional information with respect to our ABL Credit Facility, see Note 5 – Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2020:

		Payments Due by Periods
($ in thousands)	Total	<1 year	1-3 years	3-5 years	>5 years
Operating lease obligations	$401,200	$36,518	$73,199	$60,292	$231,191
Real estate obligations (1)	124,975	—	7,853	16,357	100,765
Services purchase obligations	13,784	7,038	6,380	366	—
Advertising purchase commitments	11,194	11,194	—	—	—
Total	$551,153	$54,750	$87,432	$77,015	$331,956
(1) Real estate obligations include legally binding minimum lease payments for operating lease arrangements which had not yet commenced.

We lease all of our fulfillment and customer service centers, corporate offices and certain equipment under non-cancelable operating leases. These leases expire at various dates through 2031.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report for a description of our significant accounting policies as well as a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this 10-K Report.

Share-Based Compensation

We measure the cost of employee services received in exchange for a grant of a share-based award using the grant-date fair value of the award. For grants of restricted stock units (“RSUs”) subject to service-based vesting conditions, the fair value is established based on the market price on the date of the grant. The fair value of RSU grants subject to market-based vesting conditions is determined on the date of grant using a Monte Carlo model to simulate total stockholder return for Chewy and peer companies. The Company accounts for forfeitures as they occur.

The Monte Carlo simulation requires the use of several variables to estimate the grant-date fair value of our share-based compensation awards including our stock price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The risk-free interest rate utilized is based on a 5-year term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of the stock of our peer firms.

Income Taxes

As a result of our corporate conversion in March 2016, we became subject to U.S. federal, state and local corporate income taxes. Prior to this, Chewy was a limited liability company treated as a partnership and therefore was not a tax paying entity for federal, state and local income tax purposes. Accordingly, Chewy.com, LLC’s taxable loss was allocated to its members in accordance with its Limited Liability Company Agreement.
Subsequent to PetSmart’s acquisition of us, we are included in the consolidated U.S. federal and in certain state income tax returns of PetSmart. The income tax provision and related deferred tax assets and liabilities that have been reflected in our consolidated financial statements are based on the separate return method and have been estimated as if we were a separate taxpayer from PetSmart.

Estimates of deferred income taxes reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that may vary significantly from anticipated results. For additional information on deferred tax assets and liabilities, see Item 8 of Part II, “Financial Statements and Supplementary Data”, Note 9 – Income Taxes .

We also recognize liabilities for uncertain tax positions based on the two-step process prescribed by the accounting guidance for uncertainty in income taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Item 8 of Part II, “Financial Statements and Supplementary Data”, Note 2 in the “Notes to Consolidated Financial Statements” of this 10-K Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations only within the U.S. and therefore do not have foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

Our cash equivalents consist primarily of demand and money market accounts and have an original maturity date of 90 days or less. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short term nature of these instruments. Any future borrowings incurred under our revolving credit facility will accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence. A 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

Item 8. Financial Statements and Supplementary Data

CHEWY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chewy, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chewy, Inc. and subsidiaries (the “Company”) as of February 2, 2020 and February 3, 2019, the related consolidated statements of operations, changes in convertible redeemable preferred stock and stockholders’ deficit, and cash flows, for the years ended February 2, 2020, February 3, 2019, and January 28, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2020 and February 3, 2019, and the results of its operations and its cash flows for the years ended February 2, 2020, February 3, 2019, and January 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases for the year ended February 2, 2020 due to the adoption of ASC 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 2 to the financial statements, pushdown accounting was not applied in connection with the PetSmart acquisition of the Company and consequently, no change in basis was reflected in the Company’s financial statements.

The accompanying financial statements for the periods subsequent to the PetSmart acquisition of the Company have been derived from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated company. The financial statements include expense allocations for certain limited corporate functions historically provided by the Parent and Sponsors. These allocations may not be reflective of the actual expenses which would have been incurred had the Company operated as a separate entity apart from PetSmart.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
April 2, 2020
We have served as the Company’s auditor since 2017.

CHEWY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	February 2, 2020	February 3, 2019
Assets
Current assets:
Cash and cash equivalents	$212,088	$88,331
Accounts receivable	80,478	48,738
Inventories	317,808	220,855
Due from Parent, net	626	78,712
Prepaid expenses and other current assets	18,789	11,949
Total current assets	629,789	448,585
Property and equipment, net	118,731	91,691
Operating lease right-of-use assets	179,052	—
Other non-current assets	4,749	1,346
Total assets	$932,321	$541,622
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$683,049	$502,880
Accrued expenses and other current liabilities	417,489	311,150
Total current liabilities	1,100,538	814,030
Operating lease liabilities	200,439	—
Other long-term liabilities	35,318	63,534
Total liabilities	1,336,295	877,564
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of February 2, 2020; no shares authorized, issued or outstanding as of February 3, 2019	—	—
Class A common stock, 0.01 par value per share, 1,500,000,000 shares authorized, 66,445,422 shares issued and outstanding as of February 2, 2020; no shares authorized, issued or outstanding as of February 3, 2019	665	—
Class B common stock, 0.01 par value per share, 395,000,000 shares authorized, 334,922,454 shares issued and outstanding as of February 2, 2020; no shares authorized, issued or outstanding as of February 3, 2019	3,349	—
Voting common stock, $0.01 par value per share, no shares authorized, issued or outstanding as of February 2, 2020; 1,000 shares authorized, 100 shares issued and outstanding as of February 3, 2019	—	—
Additional paid-in capital	1,436,484	1,256,160
Accumulated deficit	(1,844,472)	(1,592,102)
Total stockholders’ deficit	(403,974)	(335,942)
Total liabilities and stockholders’ deficit	$932,321	$541,622

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year
	2019	2018	2017
Net sales	$4,846,743	$3,532,837	$2,104,287
Cost of goods sold	3,702,683	2,818,032	1,736,737
Gross profit	1,144,060	714,805	367,550
Operating expenses:
Selling, general and administrative	969,890	589,507	451,673
Advertising and marketing	426,896	393,064	253,728
Total operating expenses	1,396,786	982,571	705,401
Loss from operations	(252,726)	(267,766)	(337,851)
Interest income (expense), net	356	(124)	(206)
Loss before income tax provision	(252,370)	(267,890)	(338,057)
Income tax provision	—	—	—
Net loss	$(252,370)	$(267,890)	$(338,057)

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.63)	$(0.68)	$(2.67)

Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	398,256	393,000	262,200

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT
(in thousands)

	Convertible Redeemable Preferred Stock		Common Stock		Series 1 Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 31, 2017	628	$689,329	600	$6	60	$1	$—	$(634,031)	$(634,024)
Accretion of convertible redeemable preferred stock	—	361,520	—	—	—	—	(9,396)	(352,124)	(361,520)
Issuance of Series F convertible redeemable preferred stock, net of issuance costs	67	124,981	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	11,209	—	11,209
Effect of equity reorganization	(695)	(1,175,830)	(600)	(6)	(60)	(1)	1,175,837	—	1,175,830
Contribution from Parent	—	—	—	—	—	—	62,859	—	62,859
Net loss	—	—	—	—	—	—	—	(338,057)	(338,057)
Balance as of January 28, 2018	—	—	—	—	—	—	1,240,509	(1,324,212)	(83,703)
Share-based compensation expense	—	—	—	—	—	—	14,351	—	14,351
Contribution from Parent	—	—	—	—	—	—	1,300	—	1,300
Net loss	—	—	—	—	—	—	—	(267,890)	(267,890)
Balance as of February 3, 2019	—	—	—	—	—	—	1,256,160	(1,592,102)	(335,942)
Issuance of Class A common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	—	—	5,600	56	—	—	110,293	—	110,349
Change in capital structure	—	—	393,000	3,930	—	—	(3,930)	—	—
Distribution to Parent	—	—	83	1	—	—	(1)	—	—
Share-based compensation expense	—	—	—	—	—	—	134,926	—	134,926
Vesting of share-based compensation awards	—	—	2,685	27	—	—	(251)	—	(224)
Contribution from Parent	—	—	—	—	—	—	1,300	—	1,300
Tax sharing agreement with Parent	—	—	—	—	—	—	17,497	—	17,497
Termination of loan from Parent	—	—	—	—	—	—	(79,510)	—	(79,510)
Net loss	—	—	—	—	—	—	—	(252,370)	(252,370)
Balance as of February 2, 2020	—	$—	401,368	$4,014	—	$—	$1,436,484	$(1,844,472)	$(403,974)

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities
Net loss	$(252,370)	$(267,890)	$(338,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,645	23,210	12,536
Share-based compensation expense	134,926	14,351	11,209
Non-cash lease expense	18,208	—	—
Amortization of deferred rent	—	9,872	6,377
Other	2,511	670	1,446
Net change in operating assets and liabilities:
Accounts receivable	(31,740)	(12,208)	(19,759)
Inventories	(96,953)	(54,851)	(68,876)
Prepaid expenses and other current assets	(10,134)	(5,530)	(522)
Other non-current assets	(2,125)	797	(308)
Trade accounts payable	180,169	167,453	164,173
Accrued expenses and other current liabilities	80,824	102,041	125,428
Operating lease liabilities	(10,304)	—	—
Other long-term liabilities	2,924	8,670	26,606
Net cash provided by (used in) operating activities	46,581	(13,415)	(79,747)
Cash flows from investing activities
Capital expenditures	(48,636)	(44,160)	(40,282)
Cash advances provided to Parent, net of reimbursements	(1,225)	75,998	(155,522)
Net cash (used in) provided by investing activities	(49,861)	31,838	(195,804)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	110,349	—	—
Proceeds from tax sharing agreement with Parent	17,300	—	—
Proceeds from issuance of Series F convertible redeemable preferred stock	—	—	125,000
Contribution from Parent	1,300	1,300	62,859
Payment of debt issuance costs	(1,459)	—	(10)
Principal repayments of finance lease obligations	(229)	(159)	—
Other	(224)	—	—
Net cash provided by financing activities	127,037	1,141	187,849
Net increase (decrease) in cash and cash equivalents	123,757	19,564	(87,702)
Cash and cash equivalents, as of beginning of period	88,331	68,767	156,469
Cash and cash equivalents, as of end of period	$212,088	$88,331	$68,767
Supplemental disclosure of cash flow information
Cash paid for interest	$375	$34	$55

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively, “Chewy” or the “Company”) is a pure-play e-commerce business geared toward pet products for dogs, cats, fish, birds, small pets, horses, and reptiles. Chewy serves its customers through its retail website, www.chewy.com, and its mobile applications and focuses on delivering exceptional customer service, a large selection of high-quality pet food, treats and supplies, and pet healthcare products; price, convenience (including Chewy’s Autoship subscription program), fast shipping, and hassle-free returns.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. The Company’s consolidated financial statements for the periods subsequent to the PetSmart Acquisition presented herein have been derived from the separate records maintained by the Company. Pushdown accounting was not applied in connection with the PetSmart Acquisition and consequently no change in basis was reflected in the Company’s consolidated financial statements.

Fiscal Year

The Company’s 2019 fiscal year ended February 2, 2020 and included 52 weeks (“Fiscal Year 2019”). The Company’s 2018 fiscal year ended February 3, 2019 and included 53 weeks (“Fiscal Year 2018”). The Company’s 2017 fiscal year ended January 28, 2018 and included 52 weeks (“Fiscal Year 2017”).

Principles of Consolidation

The consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Key estimates relate primarily to determining the net realizable value and demand for inventory, useful lives associated with property and equipment, valuation allowances with respect to deferred tax assets, contingencies, evaluation of sales tax positions, and the valuation and assumptions underlying share-based compensation. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents primarily consist of institutional money market funds and are carried at cost, which approximates fair value.

Concentration of Credit Risk

The Company maintains the majority of its cash and cash equivalents in accounts with large financial institutions. At times, balances in these accounts may exceed federally insured limits; however, to date, the Company has not incurred any losses on its deposits of cash and cash equivalents.

Accounts Receivable

The Company’s accounts receivable are comprised of customer and vendor receivables. The Company’s net customer receivables were $58.3 million and $41.5 million as of February 2, 2020 and February 3, 2019, respectively, and consist of credit and debit card receivables from banks, which typically settle within five business days. The Company’s vendor receivables were $22.2 million and $7.2 million as of February 2, 2020 and February 3, 2019, respectively. The Company does not maintain an allowance for doubtful accounts as historical losses on customer and vendor receivables have not been significant.

Inventories

The Company’s inventories represent finished goods, consist of products available for sale and are accounted for using the first-in, first-out (FIFO) method and valued at the lower of cost or net realizable value.

Inventory costs consist of product and inbound shipping and handling costs. Inventory valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers or returns to product vendors. Inventory valuation losses are recorded as cost of goods sold and historical losses have not been significant.

Due from Parent, net

Transactions between the Company and the Parent relate to funding operations and capital contributions. Balances that are due from and due to Parent are regularly cash settled and have been included in the consolidated balance sheets on a net basis. Cash advances provided to and reimbursed by the Parent to fund Parent operations has been classified on a net basis in the consolidated statements of cash flows as investing activities. Cash received from the Parent in connection with the tax sharing agreement and cash received as capital contributions have been classified in the consolidated statements of cash flows as financing activities.

For more information, see Note 11 – “Certain Relationships and Related Party Transactions”.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term (including renewals that are reasonably assured) or the estimated useful lives of the improvements. External costs and certain internal costs, including payroll and payroll-related costs of employees, directly associated with developing significant computer software applications for internal use are capitalized subsequent to the preliminary stage of development. Internal-use software costs are amortized using the straight-line method over the estimated useful life of the software when the project is substantially complete and ready for its intended use.

The estimated useful lives of property and equipment are principally as follows:

Furniture, fixtures and equipment	5 to 10 years
Computer equipment and software	3 to 5 years
Leasehold improvements and finance lease assets	Shorter of the lease term or estimated useful life

Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the Company’s results of operations for the respective period.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For asset groups held and used, the carrying value of the asset group is considered recoverable when the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment charge would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. Impairment charges are recognized within selling, general and administrative expenses in the consolidated statements of operations. The Company did not have any impairment charges for Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	February 2, 2020	February 3, 2019
Outbound fulfillment	$182,589	$147,610
Advertising and marketing	96,836	85,421
Accrued expenses and other	138,064	78,119
Total accrued expenses and other current liabilities	$417,489	$311,150

Self-Insurance Accruals

The Company uses a combination of self-insurance programs and large-deductible purchased insurance to provide for the costs of medical and workers’ compensation claims. The Company periodically evaluates its level of insurance coverage and adjusts its insurance levels based on risk tolerance and premium expense. Liabilities for the risks the Company retains, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. The Company believes the actuarial methods are appropriate for measuring these self-insurance accruals. However, based on the number of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above. Accordingly, changes in these assumptions and factors can affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.

Defined Contribution Plans

The Company maintains a 401(k) defined contribution plan which covers all employees who meet minimum requirements and elect to participate. The Company is currently matching employee contributions, up to specified percentages of those contributions.

Revenue Recognition

Chewy recognizes revenues from product sales when the customer orders an item through Chewy’s website or mobile applications via the electronic shopping cart, funds are collected from the customer and the item is shipped from one of the Company’s fulfillment centers and delivered to the carrier. Revenue is recognized on a gross basis as the Company is (i) the primary entity responsible for fulfilling the promise to provide the specified products in the arrangement with the customer and provides the primary customer service for all products sold on Chewy’s website or mobile applications, (ii) has inventory risk before the products have been transferred to a customer and maintains inventory risk upon accepting returns, and (iii) has discretion in establishing the price for the specified products sold on Chewy’s website or mobile applications.

Chewy generates net sales from sales of pet food, pet products, pet medications and other pet health products, and related shipping fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. To encourage customers to purchase its products, the Company periodically provides incentive offers. Generally, these promotions include current discount offers, such as percentage discounts off current purchases and other similar offers. These offers, when accepted by customers, are treated as a reduction to the transaction price. Revenue typically consists of the consideration received from the customer when the order is executed less a refund allowance, which is estimated using historical experience.

Taxes collected from customers for remittance to governmental authorities are excluded from net sales.

Cost of Goods Sold

Cost of goods sold includes the purchase price of inventory sold, freight costs associated with inventory, shipping supply costs, inventory shrinkage costs and valuation adjustments and reductions for promotions and discounts offered by the Company’s vendors.

Vendor Agreements

The Company has agreements with vendors to receive either percentage or volume rebates. Additionally, certain vendors provide funding for discounts relating to the Autoship subscription program which are passed on to the Company’s customers. The Company primarily receives agreed upon percentage rebates from vendors, however, certain of its vendor rebates are dependent upon reaching minimum purchase thresholds. In these instances, the Company evaluates the likelihood of reaching purchase thresholds using past experience and current year forecasts. When volume rebates can be reasonably estimated and it is probable that minimum purchase thresholds will be met, the Company records a portion of the rebate as it makes progress towards the purchase threshold. The Company also receives vendor funding in the form of advertising agreements related to general marketing activities. Amounts received from vendors are considered a reduction of the carrying value of the Company’s inventory and, therefore, such amounts are ultimately recorded as a reduction of cost of goods sold in the consolidated statements of operations.

Vendor Concentration Risk

The Company purchases inventory from several hundred vendors worldwide. Sales of products from the Company’s three largest vendors represented approximately 32.5%, 30.1%, and 28.5% of the Company’s net sales for Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017, respectively.

Selling, General and Administrative

Selling, general and administrative expenses consist of payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal, and human resources; costs associated with use by these functions of facilities and equipment, such as depreciation expense and rent; share-based compensation expense, professional fees and other general corporate costs.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing and related transaction costs, and responding to inquiries from customers. For Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017 the Company recorded fulfillment costs of $546.2 million, $403.9 million, and $258.9 million, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards. For Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017, the Company recorded merchant processing fees of $101.0 million, $74.1 million, and $45.2 million, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations.

Share-Based Compensation

The Company recognizes share-based compensation expense based on the equity award’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service-based vesting conditions, the fair value is established based on the market price on the date of the grant. For grants of RSUs subject to market-based vesting conditions, the fair value is established using the Monte Carlo simulation lattice model. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Company accounts for forfeitures as they occur. The grant date fair value of each RSU is amortized over the requisite service period.

Advertising and Marketing

Advertising and marketing expenses primarily consist of advertising and payroll and related expenses for personnel engaged in marketing, business development and selling activities. Advertising and marketing costs are expensed in the period that the advertising first takes place.

Leases

The Company has operating and finance lease agreements for its fulfillment and customer service centers, corporate offices, and certain equipment. The Company determines if an arrangement contains a lease at inception based on the ability to control a physically distinct asset. Operating and finance lease right-of-use assets are recorded in the consolidated balance sheets based on the initial measurement of the lease liability as adjusted to include prepaid rent and initial direct costs less any lease incentives received. Lease liabilities are measured at the commencement date based on the present value of the lease payments over the lease term. Lease payments are generally fixed but may include provisions for future rent increases based on a market index. The Company separately accounts for lease and non-lease components within lease agreements; the non-lease components primarily relate to common area maintenance for real estate leases. The Company uses its incremental borrowing rate to present value the lease liability as key inputs to determine the interest rate implicit in the lease are not shared by lessors.

Operating lease expense is recorded on a straight-line basis over the lease term. Right-of-use assets and lease liabilities for short-term leases are not recognized in the consolidated balance sheets. Payments for short-term leases are recognized in the consolidated statements of operations on a straight-line basis over the lease term.

Income and Other Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate both the positive and negative evidence that is relevant in assessing whether we will realize the deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. This projected realization is directly related to our future projections of the performance of our business and management’s planning initiatives at any point in time. As a result, valuation allowances are subject to change as proven business trends and planning initiatives develop.

In accordance with the accounting standard for uncertainty in income taxes, liabilities for uncertain tax positions are recognized based on the two-step process prescribed by the accounting standards. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists. The Company has recorded an estimated liability for potential exposure in states where there is uncertainty about the point in time at which the Company established a sufficient in-state business presence to create nexus and the Company did not collect sales tax.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Loss Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability is estimable, the liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed. Unasserted claims that are not considered probable of being asserted and those for which an unfavorable outcome is not reasonably possible have not been disclosed.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1-Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2-Valuations based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3-Valuations based on unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2016-02, Leases. In February 2016, the FASB issued this Accounting Standards Update (“ASU”) to provide a comprehensive lease accounting model that requires lessees to recognize lease liabilities and corresponding right-of-use assets for most leases. The new guidance also changes the definition of a lease and requires enhanced disclosures of pertinent quantitative and qualitative information about an entity’s leasing activities. The FASB subsequently issued ASU 2018-10 allowing entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. These ASUs became effective at the beginning of the Company’s 2019 fiscal year. The Company adopted this ASU by applying the new guidance to new and existing leases effective February 4, 2019, with no restatement of comparative periods. The Company elected the package of practical expedients, which permitted the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company also made an accounting policy election to not recognize right-of-use assets and lease liabilities arising from short-term leases on its consolidated balance sheets. The adoption of this ASU did not result in a cumulative effect adjustment to accumulated deficit. Upon adoption, the Company recognized operating lease right-of-use assets of $162.8 million and operating lease liabilities of $193.6 million. The adoption of this new guidance did not have a material net impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

ASU 2018-07, Stock Compensation; Improvements to Nonemployee Share-Based Payment Accounting. In June 2018, the FASB issued this ASU to expand the scope of Topic 718, Compensation-Stock Compensation to include share-based payment awards to be issued to non-employees in exchange for acquiring goods and services. The ASU aligned the accounting for awards issued to non-employees to be similar to employee awards. This update became effective at the beginning of the Company’s 2019 fiscal year. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued this ASU to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective at the beginning of the Company’s 2021 fiscal year, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. In August 2018, the FASB issued this ASU to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective at the beginning of the Company’s 2020 fiscal year. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements and disclosures.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued this ASU to amend the current accounting guidance which requires the measurement of all expected losses to be based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. This update is effective at the beginning of the Company’s 2020 fiscal year. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements and disclosures.

3. Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	February 2, 2020	February 3, 2019
Furniture, fixtures and equipment	$65,329	$60,535
Computer equipment	32,259	25,027
Internal-use software	30,222	19,308
Leasehold improvements	39,447	22,342
Finance lease assets	2,565	705
Construction in progress	18,927	6,227
	188,749	134,144
Less: accumulated depreciation and amortization	70,018	42,453
Property and equipment, net	$118,731	$91,691

Internal-use software includes labor and license costs associated with software development for internal use. As of February 2, 2020 and February 3, 2019, the Company had accumulated amortization related to internal-use software of $15.9 million and $9.7 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017, the Company recorded depreciation expense on property and equipment of $22.0 million, $17.9 million, and $9.5 million, respectively, and amortization expense related to internal-use software costs of $8.6 million, $5.3 million, and $3.0 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the consolidated statements of operations.

4. Commitments and Contingencies

Legal Matters

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements or disclosures.

In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

5. Debt

ABL Credit Facility

On June 18, 2019, the Company entered into a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions.

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

In addition, the ABL Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the facility is less than the greater of 10% of the maximum borrowing amount and $30.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control. As of February 2, 2020, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of February 2, 2020 were not material. The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands):

Leases	Balance Sheet Classification	As of February 2, 2020
Assets
Operating	Operating lease right-of-use assets	$179,052
Total operating lease assets		$179,052

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$15,491
Non-current
Operating	Operating lease liabilities	200,439
Total operating lease liabilities		$215,930

For Fiscal Year 2019, assets acquired in exchange for new operating lease liabilities were $30.7 million. Lease expense primarily related to operating lease costs. Lease expense for Fiscal Year 2019 was $47.9 million, of which short-term and variable lease payments were $9.3 million, and were included within selling, general and administrative expenses in the consolidated statements of operations.

As of February 2, 2020, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 10.4 years and 11.3%, respectively.

Operating cash flows related to cash paid for operating leases were approximately $37.9 million for Fiscal Year 2019.

The table below presents the maturity of lease liabilities as of February 2, 2020 (in thousands):

Operating Leases
2020	$36,518
2021	37,663
2022	35,536
2023	30,821
2024	29,471
Thereafter	231,191
Total lease payments	401,200
Less: interest	185,270
Present value of lease liabilities	$215,930

The table above includes all locations for which the Company had the right to control the use of the property. In addition, as of February 2, 2020 the Company had lease arrangements which had not yet commenced with total future lease payments of approximately $125 million. The lease term for these lease arrangements is approximately 16 years.

7. Stockholders’ Deficit and Convertible Redeemable Preferred Stock

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

On December 20, 2019, a wholly-owned subsidiary of PetSmart, converted 6,352,546 shares of the Company’s Class B common stock into Class A common stock and sold such Class A common stock. Subsequently, on January 6, 2020, a wholly-owned subsidiary of PetSmart, converted 3,850,000 shares of the Company’s Class B common stock into Class A common stock and sold such Class A common stock.

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

Convertible Redeemable Preferred Stock

In October 2013, the Company issued Series A convertible redeemable preferred units and a warrant to purchase its Series A-1 convertible redeemable preferred units to an investor in exchange for $15.0 million in total proceeds and incurred transaction costs of $1.3 million. The warrant was recorded as a liability at its fair value and the remaining net proceeds were allocated to the Series A convertible redeemable preferred units. In October 2015, the warrant was exercised (net-unit settled) into 2,727,260 Series A-1 convertible redeemable preferred units (27,273 shares of Series A-1 convertible redeemable preferred stock subsequent to the 100:1 reverse share split). In April 2014, in connection with the issuance of the Series B convertible redeemable preferred units, the Company raised $30.0 million in total proceeds and incurred transaction costs of $0.1 million. In August 2014, in connection with the issuance of the Series C convertible redeemable preferred units, the Company raised $41.0 million in total proceeds and incurred transaction costs of $0.1 million. In October 2015, in connection with the issuance of the Series D convertible redeemable preferred units, the Company raised $75.0 million in total proceeds and incurred transaction costs of $1.7 million. As a result of the Company’s corporate conversion and related 100:1 reverse share split in March 2016, its convertible redeemable preferred Series A, A-1, B, C and D units were replaced with ten series of convertible redeemable preferred stock, par value $0.01 per share. In April and May 2016, in connection with the issuance of the Series E convertible redeemable preferred stock, the Company raised $75.0 million in total proceeds and incurred transaction costs of $0.1 million. In April 2017, in connection with the issuance of the Series F convertible redeemable preferred stock, the Company raised $125.0 million in total proceeds.

The following table provides information about the Company's convertible redeemable preferred stock for Fiscal Year 2017 (in thousands):

Fiscal Year 2017
Series	Accretion
Series A voting preferred stock	$108,880
Series A-1 voting preferred stock	15,848
Series B voting preferred stock	67,595
Series C voting preferred stock	66,513
Series D voting preferred stock	60,163
Series E voting preferred stock	42,521
Total	$361,520

The Company classified the convertible redeemable preferred stock outside of stockholders’ deficit as the stock contained contingent redemption features that were not solely within the Company’s control. The Company recognized changes in the redemption value of the convertible redeemable preferred stock immediately as they occurred by adjusting the carrying amounts of these shares to what the redemption amounts would be assuming the shares were redeemable as of each balance sheet date.

As part of the equity reorganization in connection with the PetSmart Acquisition, all shares of the Company’s convertible redeemable preferred stock acquired by the Parent were cancelled and new shares of common stock of Chewy, Inc. were authorized for issuance.

8. Share-Based Compensation

2019 Omnibus Incentive Plan

In June 2019, the Company’s board of directors adopted and approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on June 13, 2019 and allows for the issuance of up to 31,864,865 shares of Class A common stock. No awards may be granted under the 2019 Plan after June 2029.

The 2019 Plan provides for the grant of stock options, including incentive stock options, non-qualified stock options, restricted stock, dividend equivalents, stock payments, RSUs, performance shares, other incentive awards, stock appreciation rights, and cash awards (collectively “awards”). The awards may be granted to the Company’s employees, consultants, and directors, and the employees and consultants of the Company’s affiliates and subsidiaries.

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

RSU Activity

The following table summarizes the activity related to the Company’s RSUs for Fiscal Year 2019 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 3, 2019	—	$—
Granted	26,677	$36.31
Vested	(2,778)	$36.86
Forfeited	(2,615)	$36.62
Unvested and outstanding as of February 2, 2020	21,284	$36.20

The total fair value of RSUs that vested during Fiscal Year 2019 was $103.3 million. As of February 2, 2020, total unrecognized compensation expense related to unvested RSUs was $192.3 million and is expected to be recognized over a weighted-average expected performance period of 1.9 years.

During Fiscal Year 2019, the Company issued 82,941 RSUs to a director of the Company that vested. For accounting purposes, this is treated as a distribution to the Parent because such director is an employee of the Parent.

The fair value of the RSUs with share price hurdles was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies with the following assumptions:

Performance period	5 years
Weighted-average risk-free interest rate	1.8%
Weighted-average volatility	49.6%
Weighted-average dividend yield	—%

The risk-free interest rate utilized is based on a 5-year term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of the stock of the Company’s peer firms.

As of February 2, 2020, there were 7.8 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

Citrus Profits Interest Plan

Subsequent to the PetSmart Acquisition, the Company’s share-based compensation included profits interests units (“PIUs”) granted by Citrus Intermediate Holdings L.P. (the “Citrus Partnership”), a Delaware limited partnership (the “Citrus Profits Interest Plan”). The Citrus Partnership is a parent company of PetSmart and a wholly-owned subsidiary of the Sponsors. The Company recognized share-based compensation as equity contributions from the Citrus Partnership in its consolidated financial statements for awards granted under the Citrus Profits Interest Plan as it relates to grantees’ services as employees of the Company.

As of June 13, 2019, an aggregate of 768,785 profits interests units under the Citrus Profits Interest Plan were held by employees of Chewy, Inc. and were canceled.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	Fiscal Year
	2019	2018	2017
RSUs	$124,761	$—	$—
PIUs	10,165	14,351	11,209
Total share-based compensation expense	$134,926	$14,351	$11,209

9. Income Taxes

Chewy is subject to U.S. federal, state, and local corporate income taxes. The Company is included with PetSmart’s consolidated U.S. federal and state income tax returns. Income taxes as presented in the Company’s consolidated financial statements have been prepared on the separate return method as if the Company were a taxpayer separate from PetSmart.

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017.

The Company’s effective income tax rate reconciliation is composed of the following for the periods presented:

	Fiscal Year
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	33.9%
State income taxes, net of federal tax benefit	4.4%	1.5%	1.1%
Change in tax rate	0.6%	—%	(21.3)%
Share-based compensation	4.0%	—%	7.4%
Other	(2.1)%	(1.1)%	(1.3)%
Change in valuation allowance	(27.9)%	(21.4)%	(19.8)%
Effective rate	—%	—%	—%

The temporary differences which comprise the Company’s deferred taxes are as follows for the periods presented (in thousands):

	As of
	February 2, 2020	February 3, 2019
Deferred tax assets:
Operating lease liabilities	$53,578	$—
Inventories	7,485	11,474
Deferred rent	—	7,415
Share-based compensation	29,639	—
Accrued expenses and reserves	10,814	10,271
Other	12,882	1,668
Net operating loss carryforwards	190,307	156,360
Total deferred tax assets	304,705	187,188
Less: valuation allowance	242,974	172,481
Deferred tax assets, net of valuation allowance	61,731	14,707
Deferred tax liabilities:
Operating lease right-of-use assets	44,428	—
Depreciation	15,681	14,707
Prepaids	1,622	—
Total deferred tax liabilities	61,731	14,707
Net deferred tax assets	$—	$—

Net Operating Loss and Tax Credit Carryforwards

As of February 2, 2020, the Company had federal and state net operating loss (“NOL”) carryforwards of $836.9 million and $281.6 million, respectively, of which $402.4 million expire beginning in 2030 and $716.1 million have no expiration but can only be used to offset 80% of the Company’s future taxable income. The state NOLs are presented as an apportioned amount. Although these carryforwards are available to offset future taxable income of the Company under the separate return method presented in these consolidated financial statements, they have already been used on federal consolidated income tax returns that the Company files with PetSmart.

As of February 2, 2020, the Company recorded a deferred tax asset of $190.3 million, before valuation allowance, with respect to NOL carryforwards. These deferred tax assets expire as follows (in thousands):

2030	$45
2032	401
2034	163
2035	18,258
2036	34,752
Thereafter	136,688
Total loss carryforwards	$190,307

The Company participates in various federal credit programs which provide credits against current and future tax liabilities. Credits not used in the current year are carried forward to future years.

As of February 2, 2020, the Company had the following tax credit carryforwards (in thousands):

Year of Expiration	Research and Development	Work Opportunity	Hurricane Retention	Total
2036	$227	$—	$—	$227
2037	1,609	94	848	2,551
2038	1,622	761	—	2,383
2039	1,622	775	—	2,397
	$5,080	$1,630	$848	$7,558

The research and development credit is available to taxpayers that design, develop, or improve products, processes, techniques, formulas, or software. The work opportunity tax credit program is a federal government initiative designed to increase employment opportunities for people who typically experience certain barriers to employment. The hurricane retention credit is provided to certain employers to help them retain their employees during periods in which their place of business is inoperable due to the effects of hurricanes.

Valuation Allowance

The realization of deferred tax assets is based on historical tax positions and estimates of future taxable income. We evaluate both the positive and negative evidence that we believe is relevant in assessing whether we will realize the deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To the extent that a valuation allowance has been established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the valuation allowance will be released.

Our valuation allowance was $243.0 million as of February 2, 2020, which represents an increase of $70.5 million from February 3, 2019. The increase in the valuation allowance primarily relates to the following: (i) an increase of $74.3 million relating to current year activity, (ii) an increase of $1.5 million relating to changes to our state blended rate, and (iii) other changes totaling a decrease of $5.3 million for miscellaneous adjustments to our deferred tax assets and liabilities.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. We consider the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods), as well as projected pre-tax book income in making this assessment. To fully utilize the NOL and tax credits carryforwards we will need to generate sufficient future taxable income in each respective jurisdiction.

The following summarizes the activity related to valuation allowances on deferred tax assets (in thousands):

	Fiscal Year
	2019	2018	2017
Valuation allowance, as of beginning of period	$172,481	$115,143	$43,015
Valuation allowances established	69,009	57,232	88,768
Changes to existing valuation allowances	1,484	106	(16,640)
Release of valuation allowances	—	—	—
Valuation allowance, as of end of period	$242,974	$172,481	$115,143

Accounting for Uncertain Tax Positions

The benefits of uncertain tax positions (“UTP”) are recorded in the Company’s consolidated financial statements only after establishing a more likely than not probability that the UTP will withstand challenge, if any, from tax authorities.

As of February 2, 2020 and February 3, 2019, the Company did not have any uncertain tax positions.

The Company’s federal income tax return for the period from March 17, 2016 through December 31, 2016, which represents the stub period after the Company’s conversion to a corporation, is currently being audited by the Internal Revenue Service (“IRS”). The Company is not currently subject to any other examinations. The Company may be subject to examination by the IRS and various states for the 2016 calendar year and thereafter.

Concurrent with the IPO, the Company and PetSmart entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company and PetSmart with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, local, and foreign income taxes. During Fiscal Year 2019, the Company received $17.3 million from PetSmart in connection with the tax sharing agreement.

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

For Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017, the Company’s basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact.

The following table sets forth basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Fiscal Year
	2019	2018	2017 (1)
Total common stockholders
Numerator:
Net loss	$(252,370)	$(267,890)	$(338,057)
Accretion of convertible redeemable preferred stock	—	—	(361,520)
Net loss attributable to common stockholders	$(252,370)	$(267,890)	$(699,577)

Denominator:
Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	398,256	393,000	262,200

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.63)	$(0.68)	$(2.67)

(1)The computation of diluted loss per share attributable to common stockholders does not include 187,370 shares of Series A convertible redeemable preferred stock, 27,273 shares of Series A-1 convertible redeemable preferred stock, 116,324 shares of Series B convertible redeemable preferred stock, 114,461 shares of Series C convertible redeemable preferred stock, 103,534 shares of Series D convertible redeemable preferred stock, 79,290 shares of Series E convertible redeemable preferred stock, 67,397 shares of Series F convertible redeemable preferred stock, 60,000 shares of Series 1 preferred stock, 18,038 shares of unvested restricted stock, and 77,885 stock options for Fiscal Year 2017, as the effect of their inclusion would have been anti-dilutive.

11. Certain Relationships and Related Party Transactions

The Company’s consolidated financial statements include management fee expenses of $1.3 million, $1.3 million and $0.9 million, allocated to the Company by the Parent for organizational oversight and certain limited corporate functions provided by its sponsors for Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017, respectively. The Company's consolidated financial statements also include expenses for certain costs historically paid on the Company's behalf by PetSmart, including $28.1 million for acquisition-related costs incurred for the Company's benefit as part of the PetSmart Acquisition and $33.9 million for compensation expenses paid by PetSmart to the Company's employees for employment services in the period subsequent to the PetSmart Acquisition for Fiscal Year 2017. Allocated costs are included within selling, general and administrative expenses in the consolidated statements of operations.

From time to time, prior to the completion of the IPO, the Company used funding from or provided funding to the Parent, as needed, in the normal course of business. The Company and PetSmart were parties to an intercompany loan agreement pursuant to which each party made loans from time to time to the other. In connection with the signing of an underwriting agreement pursuant to which the Company received substantially all of the net proceeds from the Company’s sale of shares of Class A common stock as part of the IPO, the loan agreement was terminated without cash repayment of the outstanding loan. The termination of the intercompany loan resulted in a $79.5 million reduction of the Company’s due from Parent balance during Fiscal Year 2019.

Certain of the Company’s pharmacy operations are currently, and have been since launch on July 2, 2018, conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $41.1 million and $12.9 million within net sales in the consolidated statement of operations for the services provided during Fiscal Year 2019 and Fiscal Year 2018, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this 10-K Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 2, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended February 2, 2020.
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

Item 9B. Other Information

Amendments to Bylaws

Effective April 2, 2020, the board of directors of the Company approved the amendment and restatement of the bylaws of the Company to update the address of the Company’s registered office and the name of the Company’s registered agent. A copy of the Company's amended and restated bylaws is filed as Exhibit 3.2 to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (“2019 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended February 2, 2020.

Item 11. Executive Compensation
Incorporated herein by reference is the text found in this Form 10-K under the caption, “Information About Our Executive Officers”. Information on executive compensation is incorporated herein by reference from our 2019 Proxy, including the information under the heading “Compensation Committee Report”, to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended February 2, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended February 2, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended February 2, 2020.

Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended February 2, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules
a.The following documents are filed as part of this Annual Report on Form 10-K:

1.Consolidated Financial Statements - Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of this Annual Report on Form 10-K.

2.Financial Statement Schedules - All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

3.Exhibits Required by Item 601 of Regulation S-K - The information called for by this paragraph is set forth in Item 15(b) below.

b.The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	No.	Date
3.1	Amended and Restated Certificate of Incorporation of Chewy Inc.	8-K	001-38936	3.1	June 18, 2019
3.2	Amended and Restated Bylaws of Chewy, Inc.					X
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Investor Rights Agreement, dated June 13, 2019, by and among Chewy, Inc. and certain holders identified therein	8-K	001-38936	10.1	June 18, 2019
10.2	ABL Credit Agreement dated as of June 18, 2019, among Chewy Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders (as defined therein) party thereto	8-K	001-38936	10.4	June 18, 2019
10.3	*Form of Director and Officer Indemnification Agreement	S-1/A	333-231095	10.2	June 3, 2019
10.4	*Chewy, Inc. 2019 Omnibus Incentive Plan	S-8	333-232188	4.1	June 18, 2019
10.5	Master Transaction Agreement, dated June 13, 2019, by and among Chewy, Inc. and PetSmart, Inc.	8-K	001-38936	10.2	June 18, 2019
10.6	Tax Matters Agreement, dated June 13, 2019, by and among Chewy, Inc., Argos Intermediate Holdco I Inc. and PetSmart, Inc.	8-K	001-38936	10.3	June 18, 2019
10.7	Intercompany Services Agreement, dated as of July 2, 2018, between Chewy, Inc. and Chewy Pharmacy KY, LLC	S-1	333-231095	10.6	April 29, 2019
10.8	Master Purchase Agreement, dated as of February 7, 2019, between Chewy, Inc. and PetSmart Home Office, Inc.	S-1/A	333-231095	10.7	May 30, 2019
10.9	*Amended and Restated Executive Employment Agreement, dated June 1, 2019, between Sumit Singh and Chewy, Inc.	S-1/A	333-231095	10.8	June 3, 2019
10.10	Stockholders Agreement, dated as of April 17, 2019, between Chewy, Inc. and the other parties named therein	S-1/A	333-231095	10.10	May 17, 2019
10.11	Amendment to Master Purchase Agreement, effective as of May 15, 2019, between Chewy, Inc. and PetSmart Home Office, Inc.	S-1/A	333-231095	10.11	May 30, 2019
10.12	*Form of Restricted Stock Unit Agreement	S-1/A	333-231095	10.11	June 3, 2019
10.13	Master Procurement Agreement, dated as of May 31, 2019, between Chewy, Inc. and The China Joint Business Arrangement between PetSmart International Holdings I LLC and PetSmart International Holdings II LLC	S-1/A	333-231095	10.12	June 3, 2019
10.14	*Executive Employment Agreement, dated June 2, 2019, between Susan Helfrick and Chewy, Inc.	S-1/A	333-231095	10.13	June 3, 2019
10.15	*Executive Employment Agreement, dated June 2, 2019, between Mario Marte and Chewy, Inc.	S-1/A	333-231095	10.14	June 3, 2019
21.1	Subsidiaries of Chewy, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
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
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEWY, INC.

Date:	April 2, 2020	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sumit Singh	Chief Executive Officer	April 2, 2020
Sumit Singh	(Principal Executive Officer)

/s/ Mario Marte	Chief Financial Officer	April 2, 2020
Mario Marte	(Principal Financial Officer)

/s/ Stacy Bowman	Principal Accounting Officer	April 2, 2020
Stacy Bowman	(Principal Accounting Officer)

/s/ Raymond Svider	Chairman of the Board of Directors	April 2, 2020
Raymond Svider

/s/ Fahim Ahmed	Director	April 2, 2020
Fahim Ahmed

/s/ Michael Chang	Director	April 2, 2020
Michael Chang

/s/ James Kim	Director	April 2, 2020
James Kim

/s/ Lisa Sibenac	Director	April 2, 2020
Lisa Sibenac

/s/ David Leland	Director	April 2, 2020
David Leland

/s/ James A. Star	Director	April 2, 2020
James A. Star

/s/ J.K. Symancyk	Director	April 2, 2020
J.K. Symancyk

/s/ Sharon McCollam	Director	April 2, 2020
Sharon McCollam

/s/ Brian McAndrews	Director	April 2, 2020
Brian McAndrews