Form 10-Q
period 2020-05-03
Chewy, Inc.
filed 2020-06-09
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of June 2, 2020
Class A Common Stock, $0.01 par value per share	84,224,936
Class B Common Stock, $0.01 par value per share	317,338,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended May 3, 2020

PART I. FINANCIAL INFORMATION
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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	May 3, 2020	February 2, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$192,534	$212,088
Accounts receivable	98,093	80,478
Inventories	448,756	317,808
Due from Parent, net	11,267	626
Prepaid expenses and other current assets	17,149	18,789
Total current assets	767,799	629,789
Property and equipment, net	144,427	118,731
Operating lease right-of-use assets	207,146	179,052
Other non-current assets	3,997	4,749
Total assets	$1,123,369	$932,321
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$782,863	$683,049
Accrued expenses and other current liabilities	466,940	417,489
Total current liabilities	1,249,803	1,100,538
Operating lease liabilities	229,560	200,439
Other long-term liabilities	40,541	35,318
Total liabilities	1,519,904	1,336,295
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of May 3, 2020 and February 2, 2020	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 66,538,869 and 66,445,422 shares issued and outstanding as of May 3, 2020 and February 2, 2020, respectively	666	665
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 334,922,454 shares issued and outstanding as of May 3, 2020 and February 2, 2020	3,349	3,349
Additional paid-in capital	1,491,792	1,436,484
Accumulated deficit	(1,892,342)	(1,844,472)
Total stockholders’ deficit	(396,535)	(403,974)
Total liabilities and stockholders’ deficit	$1,123,369	$932,321

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	May 3, 2020	May 5, 2019
Net sales	$1,621,393	$1,108,872
Cost of goods sold	1,242,684	854,982
Gross profit	378,709	253,890
Operating expenses:
Selling, general and administrative	320,057	181,897
Advertising and marketing	106,138	102,263
Total operating expenses	426,195	284,160
Loss from operations	(47,486)	(30,270)
Interest (expense) income, net	(384)	716
Loss before income tax provision	(47,870)	(29,554)
Income tax provision	—	—
Net loss	$(47,870)	$(29,554)

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.12)	$(0.08)
Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	401,405	393,000

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)
(Unaudited)

	13 Weeks Ended May 3, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of February 2, 2020	401,368	$4,014	$1,436,484	$(1,844,472)	$(403,974)
Share-based compensation expense	—	—	42,229	—	42,229
Vesting of share-based compensation awards	93	1	(1)	—	—
Contribution from Parent	—	—	325	—	325
Tax sharing agreement with Parent	—	—	12,755	—	12,755
Net loss	—	—	—	(47,870)	(47,870)
Balance as of May 3, 2020	401,461	$4,015	$1,491,792	$(1,892,342)	$(396,535)

	13 Weeks Ended May 5, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of February 3, 2019	—	$—	$1,256,160	$(1,592,102)	$(335,942)
Share-based compensation expense	—	—	7,230	—	7,230
Contribution from Parent	—	—	325	—	325
Net loss	—	—	—	(29,554)	(29,554)
Balance as of May 5, 2019	—	$—	$1,263,715	$(1,621,656)	$(357,941)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 3, 2020	May 5, 2019
Cash flows from operating activities
Net loss	$(47,870)	$(29,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,253	6,949
Share-based compensation expense	42,229	7,230
Non-cash lease expense	5,092	4,012
Other	386	1,820
Net change in operating assets and liabilities:
Accounts receivable	(17,615)	(10,246)
Inventories	(130,948)	(33,285)
Prepaid expenses and other current assets	1,366	(3,090)
Other non-current assets	680	(159)
Trade accounts payable	99,814	16,716
Accrued expenses and other current liabilities	59,008	(11,190)
Operating lease liabilities	(3,873)	(2,121)
Other long-term liabilities	5,223	1,777
Net cash provided by (used in) operating activities	20,745	(51,141)
Cash flows from investing activities
Capital expenditures	(42,578)	(12,222)
Cash reimbursements provided by Parent, net of advances	2,114	4,057
Net cash used in investing activities	(40,464)	(8,165)
Cash flows from financing activities
Contribution from Parent	325	325
Principal repayments of finance lease obligations	(160)	(52)
Net cash provided by financing activities	165	273
Net decrease in cash and cash equivalents	(19,554)	(59,033)
Cash and cash equivalents, as of beginning of period	212,088	88,331
Cash and cash equivalents, as of end of period	$192,534	$29,298

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively “Chewy” or the “Company”) is a pure play e-commerce business geared toward pet products for dogs, cats, fish, birds, small pets, horses, and reptiles. Chewy serves its customers through its retail website, www.chewy.com, and its mobile applications and focuses on delivering exceptional customer service, competitive prices, outstanding convenience (including Chewy’s Autoship subscription program, fast shipping, and hassle-free returns), and a large selection of high-quality pet food, treats and supplies, and pet healthcare products.

The Company is controlled by PetSmart, Inc. (“PetSmart” or the “Parent”). PetSmart is wholly-owned by a consortium including private investment funds advised by BC Partners, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”), and controlled by affiliates of BC Partners.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended May 3, 2020 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2020 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2020 (“10-K Report”).

Fiscal Year

The Company has a 52 or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2020 fiscal year ends on January 31, 2021 and is a 52-week year. The Company’s 2019 fiscal year ended February 2, 2020 and was a 52-week year.

Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the 10-K Report.

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	May 3, 2020	February 2, 2020
Outbound fulfillment	$263,791	$182,589
Advertising and marketing	62,317	96,836
Accrued expenses and other	140,832	138,064
Total accrued expenses and other current liabilities	$466,940	$417,489

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. In August 2018, the FASB issued this Accounting Standards Update (“ASU”) to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update became effective at the beginning of the Company’s 2020 fiscal year. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued this ASU to amend the current accounting guidance which requires the measurement of all expected losses to be based on historical experience, current conditions and reasonable and supportable forecasts. For trade receivables, loans, and other financial instruments, the Company will be required to use a forward-looking expected loss model that reflects probable losses rather than the incurred loss model for recognizing credit losses. This update became effective at the beginning of the Company’s 2020 fiscal year. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

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

3. Property and Equipment, net
The following is a summary of property and equipment, net (in thousands):

	As of
	May 3, 2020	February 2, 2020
Furniture, fixtures and equipment	$74,935	$65,329
Computer equipment	34,719	32,259
Internal-use software	35,832	30,222
Leasehold improvements	40,876	39,447
Finance lease assets	2,861	2,565
Construction in progress	31,920	18,927
	221,143	188,749
Less: accumulated depreciation and amortization	76,716	70,018
Property and equipment, net	$144,427	$118,731

Internal-use software includes labor and license costs associated with software development for internal use. As of May 3, 2020 and February 2, 2020, the Company had accumulated amortization related to internal-use software of $17.1 million and $15.9 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended May 3, 2020 and May 5, 2019, the Company recorded depreciation expense on property and equipment of $6.1 million, and $5.0 million, respectively, and amortization expense related to internal-use software costs of $1.2 million, and $1.9 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

4. Commitments and Contingencies

As of May 3, 2020, there were no material changes to the Company’s legal matters disclosed in Note 4 of the “Notes to Consolidated Financial Statements” included in the 10-K Report.

5. Debt

ABL Credit Facility

The Company has a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. The Company is required to a pay commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. As of May 3, 2020, the Company had no outstanding borrowings under the ABL Credit Facility.

6. Leases

The Company leases all of its fulfillment and customer service centers and corporate offices under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 5 to 15 years and typically allow for the leases to be renewed for up to three additional five-year terms. Fulfillment and customer service centers and corporate office leases, including exercised renewal options, expire at various dates through 2034. The Company also leases certain equipment under operating and finance leases. The terms of equipment leases generally range from 3 to 5 years and do not contain renewal options. These leases expire at various dates through 2024.

The Company’s finance leases as of May 3, 2020 and February 2, 2020 were not material. The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	May 3, 2020	February 2, 2020
Assets
Operating	Operating lease right-of-use assets	$207,146	$179,052
Total operating lease assets		$207,146	$179,052

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$15,321	$15,491
Non-current
Operating	Operating lease liabilities	229,560	200,439
Total operating lease liabilities		$244,881	$215,930

For the thirteen weeks ended May 3, 2020 and May 5, 2019, assets acquired in exchange for new operating lease liabilities were $32.0 million and $0.2 million, respectively. Lease expense primarily related to operating lease costs. Lease expense for the thirteen weeks ended May 3, 2020 and May 5, 2019 was $13.4 million and $11.0 million, respectively, and was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Operating cash flows related to cash paid for operating leases were approximately $10.4 million and $8.3 million for the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively.

7. Share-Based Compensation

2019 Omnibus Incentive Plan

In June 2019, the Company’s board of directors adopted and approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on June 13, 2019 and allows for the issuance of up to 31,864,865 shares of Class A common stock. No awards may be granted under the 2019 Plan after June 2029.

The 2019 Plan provides for the grant of stock options, including incentive stock options, non-qualified stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards (collectively “awards”). The awards may be granted to the Company’s employees, consultants, and directors, and the employees and consultants of the Company’s affiliates and subsidiaries.

Service and Performance-Based Awards

Beginning in June 2019, the Company granted restricted stock units that vest upon satisfaction of both a service-based vesting condition and a performance-based vesting condition (“PRSUs”) as described below.

The service-based vesting condition will be satisfied with respect to 25% of an employee’s PRSUs on the first anniversary of the registration date (as defined in the 2019 Plan) and then with respect to 12.5% of an employee’s PRSUs at the end of each six month period thereafter, subject to the employee’s continued employment with the Company through the applicable vesting date.

The performance-based vesting condition shall be satisfied with respect to a percentage of an employee’s PRSUs, as and when the price per share of Class A common stock specified is achieved, on a volume adjusted weighted-average basis, on every trading day during a consecutive 45-trading day period completed prior to the fifth anniversary of the 2019 Plan’s effective date subject to the employee’s continued employment with the Company through the applicable vesting date.

Service-Based Awards

During the thirteen weeks ended May 3, 2020, the Company granted restricted stock units with a service-based vesting condition (“RSUs”). The service-based vesting condition will be satisfied with respect to 25% of an employee’s RSUs on the one-year anniversary of the vesting commencement date and 12.5% of an employee’s RSUs at the end of each six month period thereafter, subject to the employee’s continued employment with the Company through the applicable vesting date. The Company records share-based compensation expense for RSUs on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirteen weeks ended May 3, 2020 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 2, 2020	21,284	$36.20
Granted	805	$32.30
Vested	(93)	$36.77
Forfeited	(536)	$35.10
Unvested and outstanding as of May 3, 2020	21,460	$36.08

The total fair value of PRSUs that vested during the thirteen weeks ended May 3, 2020 was $3.2 million. As of May 3, 2020, total unrecognized compensation expense related to unvested PRSUs was $168.4 million and is expected to be recognized over a weighted-average expected performance period of 2.0 years.

The fair value of the PRSUs with share price hurdles was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies with the following assumptions:

Performance period	5 years
Weighted-average risk-free interest rate	1.8%
Weighted-average volatility	49.7%
Weighted-average dividend yield	—%

The risk-free interest rate utilized is based on a 5-year term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of the stock of the Company’s peer firms.

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirteen weeks ended May 3, 2020 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 2, 2020	—	$—
Granted	325	$33.31
Forfeited	(2)	$33.31
Unvested and outstanding as of May 3, 2020	323	$33.31

As of May 3, 2020, total unrecognized compensation expense related to unvested RSUs was $10.5 million and is expected to be recognized over a weighted-average expected performance period of 3.8 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of May 3, 2020, there were 7.2 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

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

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended
	May 3, 2020	May 5, 2019
PRSUs	$42,010	$—
RSUs	219	—
PIUs	—	7,230
Total share-based compensation expense	$42,229	$7,230

8. Income Taxes

Subsequent to the PetSmart Acquisition, the Company’s losses were included with PetSmart’s consolidated U.S. federal and state income tax returns. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared on the separate return method as if the Company were a taxpayer separate from PetSmart.

The Company did not have a net current or deferred provision for income taxes for any taxing jurisdiction during the thirteen weeks ended May 3, 2020 and May 5, 2019.

Concurrent with the IPO, the Company and PetSmart entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company and PetSmart with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, local, and foreign income taxes. During the thirteen weeks ended May 3, 2020, the Company recorded a $12.8 million due from Parent pursuant to the tax sharing agreement.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating loss carryback and carryforward rules, acceleration of alternative minimum tax credit recovery, increase in the net interest expense deduction limit and charitable contribution limit, and immediate write-off of qualified improvement property. The changes are not expected to have a significant impact on the Company.

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

For the thirteen weeks ended May 3, 2020 and May 5, 2019, the Company’s basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. The computation of diluted net loss per share attributable to common stockholders does not include 21.8 million potential common shares for the thirteen weeks ended May 3, 2020 as the effect of their inclusion would have been antidilutive.

Conversion of Class B Common Stock

On May 8, 2020, Buddy Chester Sub LLC, a wholly-owned subsidiary of PetSmart, converted 17,584,098 shares of the Company’s Class B common stock into Class A common stock. On May 11, 2020, Buddy Chester Sub LLC entered into a variable forward purchase agreement to deliver up to 17,584,098 shares of the Company’s Class A common stock at the exchange date, which is expected to be May 16, 2023, determined by reference to the trading price of the common stock at that time.

10. Certain Relationships and Related Party Transactions

The Company’s condensed consolidated financial statements include management fee expenses of $0.3 million allocated to the Company by the Parent for organizational oversight and certain limited corporate functions provided by its sponsors for the thirteen weeks ended May 3, 2020 and May 5, 2019. Allocated costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Certain of the Company’s pharmacy operations are currently, and have been since launch on July 2, 2018, conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $11.7 million and $10.5 million within net sales in the condensed consolidated statements of operations for the services provided during the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2020 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for fiscal year ended February 2, 2020 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Investors and others should note that we may announce material information to our investors using our investor relations website (https://investor.chewy.com/), Securities and Exchange Commission (the “SEC”) filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on social media could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.

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

Coronavirus

The coronavirus (also known as COVID-19) pandemic has been a highly disruptive economic and societal event that has affected our business and has had a significant impact on consumer shopping behavior. To serve our pet parents while also providing for the safety of our team members, we have adapted aspects of our logistics, transportation, supply chain and purchasing processes. As reflected in the discussion below, early in the outbreak, we saw an acceleration in sales as concerned pet parents stocked up on necessities such as food and other essentials. Later, as shelter-in-place orders expanded and social distancing protocols took hold, customers began shifting more of their total shopping spend to online channels.

Throughout the crisis, we continue to monitor the rapidly evolving situation and expect to remain on the job, continuing to adapt our operations to address federal, state and local standards, meeting the needs of our rapidly growing community of pets and pet parents and implementing standards that we believe to be in the best interest of the safety and well-being of our team members. We cannot predict the duration or severity of the economic impact of COVID-19 or its ultimate impact on our operations and liquidity, as such the situation remains unpredictable and risks still remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” in this 10-Q Report and the “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

Fiscal Year End

We have a 52 or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2020 fiscal year ends on January 31, 2021 and is a 52-week year. Our 2019 fiscal year ended February 2, 2020 and was a 52-week year.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	13 Weeks Ended
(in thousands, except net sales per active customer and percentages)	May 3, 2020	May 5, 2019	% Change
Financial and Operating Data
Net sales	$1,621,393	$1,108,872	46.2%
Net loss (1)	$(47,870)	$(29,554)	(62.0)%
Net margin (1)	(3.0)%	(2.7)%
Adjusted EBITDA(2)	$3,443	$(15,766)	121.8%
Adjusted EBITDA margin(2)	0.2%	(1.4)%
Net cash provided by (used in) operating activities	$20,745	$(51,141)	140.6%
Free cash flow(2)	$(21,833)	$(63,363)	65.5%
Active customers	15,016	11,321	32.6%
Net sales per active customer	$357	$343	4.1%
Autoship customer sales	$1,101,189	$743,853	48.0%
Autoship customer sales as a percentage of net sales	67.9%	67.1%

(1) Includes share-based compensation expense, including related taxes, of $42.3 million and $7.2 million for the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively.
(2) Adjusted EBITDA, adjusted EBITDA margin and free cash flow are non-GAAP financial measures.

We define net margin as net loss divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, including various cash flow metrics, net loss, net margin, and our other GAAP results.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended
Reconciliation of Net Loss to Adjusted EBITDA	May 3, 2020	May 5, 2019
Net loss	$(47,870)	$(29,554)
Add (deduct):
Depreciation and amortization	7,253	6,949
Share-based compensation expense and related taxes	42,341	7,230
Interest expense (income), net	384	(716)
Management fee expense(1)	325	325
Other	1,010	—
Adjusted EBITDA	$3,443	$(15,766)
Net sales	$1,621,393	$1,108,872
Net margin	(3.0)%	(2.7)%
Adjusted EBITDA margin	0.2%	(1.4)%
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

($ in thousands)	13 Weeks Ended
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow	May 3, 2020	May 5, 2019
Net cash provided by (used in) operating activities	$20,745	$(51,141)
Deduct:
Capital expenditures	(42,578)	(12,222)
Free Cash Flow	$(21,833)	$(63,363)

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

	13 Weeks Ended
				% of net sales
($ in thousands)	May 3, 2020	May 5, 2019	% Change	May 3, 2020	May 5, 2019
Consolidated Statements of Operations
Net sales	$1,621,393	$1,108,872	46.2%	100.0%	100.0%
Cost of goods sold	1,242,684	854,982	45.3%	76.6%	77.1%
Gross profit	378,709	253,890	49.2%	23.4%	22.9%
Operating expenses:
Selling, general and administrative	320,057	181,897	76.0%	19.7%	16.4%
Advertising and marketing	106,138	102,263	3.8%	6.5%	9.2%
Total operating expenses	426,195	284,160	50.0%	26.3%	25.6%
Loss from operations	(47,486)	(30,270)	(56.9)%	(2.9)%	(2.7)%
Interest (expense) income, net	(384)	716	(153.6)%	—%	0.1%
Loss before income tax provision	(47,870)	(29,554)	(62.0)%	(3.0)%	(2.7)%
Income tax provision	—	—	—%	—%	—%
Net loss	$(47,870)	$(29,554)	(62.0)%	(3.0)%	(2.7)%

Thirteen Weeks Ended May 3, 2020 Compared to Thirteen Weeks Ended May 5, 2019

Net Sales

	13 Weeks Ended (1)
($ in thousands)	May 3, 2020	May 5, 2019	$ Change	% Change
Consumables	$1,173,549	$833,945	$339,604	40.7%
Hardgoods	242,838	168,447	74,391	44.2%
Other	205,006	106,480	98,526	92.5%
Net sales	$1,621,393	$1,108,872	$512,521	46.2%

(1) Prior periods have been reclassified to conform with current presentation.

Net sales for the thirteen weeks ended May 3, 2020 increased by $512.5 million, or 46.2%, to $1.6 billion compared to $1.1 billion for the thirteen weeks ended May 5, 2019. This increase was primarily due to growth in our customer base, including a meaningful increase in organic customer growth in the thirteen weeks ended May 3, 2020, with the number of active customers increasing by 3.7 million, or 32.6%. Spending among our active customers increased with net sales per active customer increasing $14, or 4.1%, in the thirteen weeks ended May 3, 2020 compared to the thirteen weeks ended May 5, 2019, driven by continued catalog expansion and growth across all businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended May 3, 2020 increased by $387.7 million, or 45.3%, to $1.2 billion compared to $855.0 million in the thirteen weeks ended May 5, 2019. This increase was primarily due to a 53.5% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs, including incremental costs attributable to COVID-19. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of realized supply chain efficiencies and cost reduction initiatives.

Gross profit for the thirteen weeks ended May 3, 2020 increased by $124.8 million, or 49.2%, to $378.7 million compared to $253.9 million in the thirteen weeks ended May 5, 2019. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended May 3, 2020 increased by 50 basis points compared to the thirteen weeks ended May 5, 2019, primarily due to margin expansion across all verticals, including improvements in margin profile of pharmacy and private brands.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended May 3, 2020 increased by $138.2 million, or 76.0%, to $320.1 million compared to $181.9 million in the thirteen weeks ended May 5, 2019. This increase was primarily due to an increase of $69.2 million in fulfillment costs largely attributable to increased investments to support overall growth of our business, including the opening of new fulfillment centers in Dayton, Ohio, and Salisbury, North Carolina and a pharmacy fulfillment center in Louisville, Kentucky, growth of fulfillment and customer service headcount, and temporary incentive wages and bonuses as well as incremental cleaning and sanitation spend attributable to COVID-19. We recognized an increase of $35.0 million in non-cash share-based compensation expense. Facilities expenses and other general and administrative expenses increased by $34.0 million, primarily due to expanding our corporate office and increased headcount as a result of business growth as well as an increase in expenses incurred due to operating as a public company.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended May 3, 2020 increased by $3.9 million, or 3.8%, to $106.1 million compared to $102.3 million in the thirteen weeks ended May 5, 2019, but declined as a percentage of net sales to 6.5% from 9.2% in the thirteen weeks ended May 5, 2019. This increase in advertising and marketing spend, combined with a meaningful increase in organic customer growth in the thirteen weeks ended May 3, 2020, contributed to the 3.7 million increase in active customers.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible redeemable preferred stock and cash flows generated by operations. Our principal source of liquidity is our cash and cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $192.5 million as of May 3, 2020, a decrease of $19.6 million from February 2, 2020.

We believe that our cash and cash equivalents and availability under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our Form 10-K Report. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Cash Flows

	13 Weeks Ended
	May 3, 2020	May 5, 2019
Net cash provided by (used in) operating activities	$20,745	$(51,141)
Net cash used in investing activities	$(40,464)	$(8,165)
Net cash provided by financing activities	$165	$273

Operating Activities
Cash provided by (used in) operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $20.7 million for the thirteen weeks ended May 3, 2020, primarily consisting of $47.9 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $7.3 million and $42.2 million of share-based compensation expense, as well as a $11.6 million increase due to favorable working capital changes. Operating cash flows benefited from an increase in current liabilities of $158.8 million, primarily due to timing of payments for inventory purchases, partially offset by an increase in current assets of $147.2 million due to an increase in inventory and receivables associated with net sales.

Net cash used in operating activities was $51.1 million for the thirteen weeks ended May 5, 2019, primarily consisting of $29.6 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $6.9 million and $7.2 million of share-based compensation expense, as well as a $41.1 million decrease due to unfavorable working capital changes primarily driven by an increase in inventory and receivables associated with net sales of $46.6 million, partially offset by an increase in current liabilities of $5.5 million, primarily due to timing of payments for inventory purchases.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, mainly for the launch and expansion of our fulfillment capabilities, as well as purchases of servers and networking equipment, and leasehold improvements.

Net cash used in investing activities was $40.5 million for the thirteen weeks ended May 3, 2020, primarily consisting of $42.6 million of capital expenditures related to the launch of new fulfillment centers and additional investments in IT hardware and software, partially offset by $2.1 million of cash reimbursements, net of advances from PetSmart.

Net cash used in investing activities was $8.2 million for the thirteen weeks ended May 5, 2019, primarily consisting of $12.2 million of capital expenditures related to the launch of new fulfillment centers, the expansion of corporate and customer services offices, and additional investments in IT hardware and software, partially offset by $4.1 million of cash reimbursements, net of advances from PetSmart.

Financing Activities

Net cash provided by financing activities was $0.2 million and $0.3 million for the thirteen weeks ended May 3, 2020 and May 5, 2019, respectively, and consisted of a management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors, partially offset by principal repayments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a five year senior secured asset backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. We are required to a pay commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. As of May 3, 2020, we had no outstanding borrowings under the ABL Credit Facility.

Contractual Obligations

There have been no material changes to our contractual obligations as compared to those described in Contractual Obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this 10-Q Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 3, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended May 3, 2020. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

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

CHEWY, INC.

Date:	June 9, 2020	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)