Form 10-Q
period 2020-08-02
Chewy, Inc.
filed 2020-09-10
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of September 3, 2020
Class A Common Stock, $0.01 par value per share	89,291,476
Class B Common Stock, $0.01 par value per share	317,338,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended August 2, 2020

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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	August 2, 2020	February 2, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$153,842	$212,088
Accounts receivable	93,776	80,478
Inventories	453,040	317,808
Due from Parent, net	12,350	626
Prepaid expenses and other current assets	20,302	18,789
Total current assets	733,310	629,789
Property and equipment, net	169,636	118,731
Operating lease right-of-use assets	237,191	179,052
Other non-current assets	4,704	4,749
Total assets	$1,144,841	$932,321
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$702,603	$683,049
Accrued expenses and other current liabilities	506,537	417,489
Total current liabilities	1,209,140	1,100,538
Operating lease liabilities	261,836	200,439
Other long-term liabilities	51,477	35,318
Total liabilities	1,522,453	1,336,295
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of August 2, 2020 and February 2, 2020	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 89,227,335 and 66,445,422 shares issued and outstanding as of August 2, 2020 and February 2, 2020, respectively	893	665
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 317,338,356 and 334,922,454 shares issued and outstanding as of August 2, 2020 and February 2, 2020, respectively	3,173	3,349
Additional paid-in capital	1,543,481	1,436,484
Accumulated deficit	(1,925,159)	(1,844,472)
Total stockholders’ deficit	(377,612)	(403,974)
Total liabilities and stockholders’ deficit	$1,144,841	$932,321

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net sales	$1,699,859	$1,153,545	$3,321,252	$2,262,417
Cost of goods sold	1,266,503	881,310	2,509,187	1,736,292
Gross profit	433,356	272,235	812,065	526,125
Operating expenses:
Selling, general and administrative	343,181	244,563	663,238	426,460
Advertising and marketing	122,446	110,752	228,584	213,015
Total operating expenses	465,627	355,315	891,822	639,475
Loss from operations	(32,271)	(83,080)	(79,757)	(113,350)
Interest (expense) income, net	(546)	204	(930)	920
Loss before income tax provision	(32,817)	(82,876)	(80,687)	(112,430)
Income tax provision	—	—	—	—
Net loss	$(32,817)	$(82,876)	$(80,687)	$(112,430)

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.08)	$(0.21)	$(0.20)	$(0.28)
Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	404,377	397,387	402,891	395,193

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)
(Unaudited)

	13 Weeks Ended August 2, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of May 3, 2020	401,461	$4,015	$1,491,792	$(1,892,342)	$(396,535)
Share-based compensation expense	—	—	33,151	—	33,151
Vesting of share-based compensation awards	4,918	49	(49)	—	—
Distribution to Parent	187	2	(2)	—	—
Contribution from Parent	—	—	325	—	325
Tax sharing agreement with Parent	—	—	18,264	—	18,264
Net loss	—	—	—	(32,817)	(32,817)
Balance as of August 2, 2020	406,566	$4,066	$1,543,481	$(1,925,159)	$(377,612)

	13 Weeks Ended August 4, 2019
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of May 5, 2019	—	$—	$1,263,715	$(1,621,656)	$(357,941)
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	5,600	56	110,528	—	110,584
Change in capital structure	393,000	3,930	(3,930)	—	—
Share-based compensation expense	—	—	43,783	—	43,783
Contribution from Parent	—	—	325	—	325
Tax sharing agreement with Parent	—	—	3,902	—	3,902
Termination of loan from Parent	—	—	(79,510)	—	(79,510)
Net loss	—	—	—	(82,876)	(82,876)
Balance as of August 4, 2019	398,600	$3,986	$1,338,813	$(1,704,532)	$(361,733)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)
(Unaudited)

	26 Weeks Ended August 2, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of February 2, 2020	401,368	$4,014	$1,436,484	$(1,844,472)	$(403,974)
Share-based compensation expense	—	—	75,380	—	75,380
Vesting of share-based compensation awards	5,011	50	(50)	—	—
Distribution to Parent	187	2	(2)	—	—
Contribution from Parent	—	—	650	—	650
Tax sharing agreement with Parent	—	—	31,019	—	31,019
Net loss	—	—	—	(80,687)	(80,687)
Balance as of August 2, 2020	406,566	$4,066	$1,543,481	$(1,925,159)	$(377,612)

	26 Weeks Ended August 4, 2019
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of February 3, 2019	—	$—	$1,256,160	$(1,592,102)	$(335,942)
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	5,600	56	110,528	—	110,584
Change in capital structure	393,000	3,930	(3,930)	—	—
Share-based compensation expense	—	—	51,013	—	51,013
Contribution from Parent	—	—	650	—	650
Tax sharing agreement with Parent	—	—	3,902	—	3,902
Termination of loan from Parent	—	—	(79,510)	—	(79,510)
Net loss	—	—	—	(112,430)	(112,430)
Balance as of August 4, 2019	398,600	$3,986	$1,338,813	$(1,704,532)	$(361,733)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	August 2, 2020	August 4, 2019
Cash flows from operating activities
Net loss	$(80,687)	$(112,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,336	14,579
Share-based compensation expense	75,380	51,013
Non-cash lease expense	11,082	8,964
Other	216	2,002
Net change in operating assets and liabilities:
Accounts receivable	(13,298)	(11,257)
Inventories	(135,232)	(67,300)
Prepaid expenses and other current assets	(2,010)	(20,439)
Other non-current assets	(99)	(2,002)
Trade accounts payable	19,554	54,027
Accrued expenses and other current liabilities	92,650	55,536
Operating lease liabilities	(7,196)	(3,488)
Other long-term liabilities	16,159	1,461
Net cash used in operating activities	(8,145)	(29,334)
Cash flows from investing activities
Capital expenditures	(69,723)	(24,163)
Cash advances provided to Parent, net of reimbursements	(3,918)	1,018
Net cash used in investing activities	(73,641)	(23,145)
Cash flows from financing activities
Proceeds from tax sharing agreement with Parent	23,213	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	115,228
Payment of debt issuance costs	—	(781)
Contribution from Parent	650	650
Principal repayments of finance lease obligations	(323)	(105)
Net cash provided by financing activities	23,540	114,992
Net (decrease) increase in cash and cash equivalents	(58,246)	62,513
Cash and cash equivalents, as of beginning of period	212,088	88,331
Cash and cash equivalents, as of end of period	$153,842	$150,844

Supplemental disclosures on non-cash investing and financing activities:
Offering costs included in accrued expenses and other current liabilities	$—	$4,644

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended August 2, 2020 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2020 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2020 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	August 2, 2020	February 2, 2020
Outbound fulfillment	$273,236	$182,589
Advertising and marketing	82,194	96,836
Accrued expenses and other	151,107	138,064
Total accrued expenses and other current liabilities	$506,537	$417,489

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

3. Property and Equipment, net
The following is a summary of property and equipment, net (in thousands):

	As of
	August 2, 2020	February 2, 2020
Furniture, fixtures and equipment	$80,126	$65,329
Computer equipment	37,245	32,259
Internal-use software	42,352	30,222
Leasehold improvements	41,039	39,447
Finance lease assets	3,067	2,565
Construction in progress	50,580	18,927
	254,409	188,749
Less: accumulated depreciation and amortization	84,773	70,018
Property and equipment, net	$169,636	$118,731

Internal-use software includes labor and license costs associated with software development for internal use. As of August 2, 2020 and February 2, 2020, the Company had accumulated amortization related to internal-use software of $18.5 million and $15.9 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended August 2, 2020 and August 4, 2019, the Company recorded depreciation expense on property and equipment of $6.6 million, and $5.2 million, respectively, and amortization expense related to internal-use software costs of $1.4 million, and $2.5 million, respectively. For the twenty-six weeks ended August 2, 2020 and August 4, 2019, the Company recorded depreciation expense on property and equipment of $12.7 million, and $10.2 million, respectively, and amortization expense related to internal-use software costs of $2.6 million, and $4.4 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

4. Commitments and Contingencies

As of August 2, 2020, there were no material changes to the Company’s legal matters disclosed in Note 4 of the “Notes to Consolidated Financial Statements” included in the 10-K Report.

5. Debt

ABL Credit Facility

The Company has a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. The Company is required to a pay commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. As of August 2, 2020, the Company had no outstanding borrowings under the ABL Credit Facility.

6. Leases

The Company leases all of its fulfillment and customer service centers and corporate offices under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 5 to 15 years and typically allow for the leases to be renewed for up to three additional five-year terms. Fulfillment and customer service centers and corporate office leases, including exercised renewal options, expire at various dates through 2037. The Company also leases certain equipment under operating and finance leases. The terms of equipment leases generally range from 3 to 5 years and do not contain renewal options. These leases expire at various dates through 2024.

The Company’s finance leases as of August 2, 2020 and February 2, 2020 were not material. The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	August 2, 2020	February 2, 2020
Assets
Operating	Operating lease right-of-use assets	$237,191	$179,052
Total operating lease assets		$237,191	$179,052

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$15,737	$15,491
Non-current
Operating	Operating lease liabilities	261,836	200,439
Total operating lease liabilities		$277,573	$215,930

For the twenty-six weeks ended August 2, 2020 and August 4, 2019, assets acquired in exchange for new operating lease liabilities were $67.6 million and $26.8 million, respectively. Lease expense primarily related to operating lease costs. Lease expense for the thirteen weeks ended August 2, 2020 and August 4, 2019 was $14.9 million and $11.9 million, respectively. Lease expense for the twenty-six weeks ended August 2, 2020 and August 4, 2019 was $28.3 million and $22.9 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Operating cash flows related to cash paid for operating leases were approximately $21.7 million and $17.3 million for the twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively.

On August 12, 2020, the Company finalized agreements with a local government agency for certain ad valorem tax benefits provided to the Company in connection with a maximum capital investment of $70 million in property, plant, and equipment purchases for a new fullfillment center over a three-year timeframe. To facilitate the incentives, the government agency will issue its Taxable Industrial Development Revenue Bonds, Series 2020 (the “Bonds”), in a maximum aggregate principal amount of $70 million. In exchange for the Bonds, the Company will convey the purchased equipment to the local government agency and will lease the equipment from this agency. The Company will not pay any cash for the Bonds nor receive any cash for the conveyance of the equipment. Upon termination of the lease, including early termination, the equipment will be conveyed to the Company for a nominal fee.

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

The service-based vesting condition was satisfied with respect to 25% of an employee’s PRSUs on the first anniversary of the registration date (as defined in the 2019 Plan) and will then be satisfied with respect to 12.5% of an employee’s PRSUs at the end of each six month period thereafter, subject to the employee’s continued employment with the Company through the applicable vesting date.

The performance-based vesting condition shall be satisfied with respect to a percentage of an employee’s PRSUs, as and when the price per share of Class A common stock specified is achieved, on a volume adjusted weighted-average basis, on every trading day during a consecutive 45-trading day period completed prior to the fifth anniversary of the 2019 Plan’s effective date subject to the employee’s continued employment with the Company through the applicable vesting date. As of June 13, 2020, the performance-based vesting condition was fully satisfied.

Service-Based Awards

During the twenty-six weeks ended August 2, 2020, the Company granted restricted stock units with a service-based vesting condition (“RSUs”). The service-based vesting condition will be satisfied with respect to 25% of an employee’s RSUs on the one-year anniversary of the vesting commencement date and 12.5% of an employee’s RSUs at the end of each six month period thereafter, subject to the employee’s continued employment with the Company through the applicable vesting date. The Company records share-based compensation expense for RSUs on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the twenty-six weeks ended August 2, 2020 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 2, 2020	21,284	$36.20
Granted	805	$32.30
Vested	(5,207)	$36.69
Forfeited	(714)	$34.91
Unvested and outstanding as of August 2, 2020	16,168	$35.90

The total fair value of PRSUs that vested during the twenty-six weeks ended August 2, 2020 was $254.0 million. As of August 2, 2020, total unrecognized compensation expense related to unvested PRSUs was $132.1 million and is expected to be recognized over a weighted-average expected performance period of 1.9 years.

During the twenty-six weeks ended August 2, 2020, vesting occurred for 186,617 PRSUs previously granted to a director of the Company. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to the Parent because such director is an employee of the Parent.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the twenty-six weeks ended August 2, 2020 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 2, 2020	—	$—
Granted	464	$37.76
Forfeited	(12)	$33.31
Unvested and outstanding as of August 2, 2020	452	$37.88

As of August 2, 2020, total unrecognized compensation expense related to unvested RSUs was $15.9 million and is expected to be recognized over a weighted-average expected performance period of 3.6 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of August 2, 2020, there were 7.3 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

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

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
PRSUs	$32,138	$40,848	$74,148	$40,848
RSUs	1,013	—	1,232	—
PIUs	—	2,935	—	10,165
Total share-based compensation expense	$33,151	$43,783	$75,380	$51,013

8. Income Taxes

Subsequent to the PetSmart Acquisition, the Company’s losses were included with PetSmart’s consolidated U.S. federal and state income tax returns. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared on the separate return method as if the Company were a taxpayer separate from PetSmart.

The Company did not have a net current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019.

Concurrent with the IPO, the Company and PetSmart entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company and PetSmart with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, local, and foreign income taxes. During the thirteen and twenty-six weeks ended August 2, 2020, the Company recorded a $18.3 million and $31.0 million due from Parent pursuant to the tax sharing agreement, respectively.

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

For the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019, the Company’s basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. The computation of diluted net loss per share attributable to common stockholders does not include 16.6 million and 21.2 million potential common shares for the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively, as the effect of their inclusion would have been antidilutive.

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

10. Certain Relationships and Related Party Transactions

The Company’s condensed consolidated financial statements include management fee expenses of $0.3 million and $0.7 million allocated to the Company by the Parent for organizational oversight and certain limited corporate functions provided by its sponsors for the thirteen and twenty-six weeks ended August 2, 2020 and August 4, 2019, respectively. Allocated costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Certain of the Company’s pharmacy operations are currently, and have been since launch on July 2, 2018, conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $9.9 million and $21.6 million during the thirteen and twenty-six weeks ended August 2, 2020 within net sales in the condensed consolidated statements of operations for the services provided compared to $10.9 million and $21.5 million during the thirteen and twenty-six weeks ended August 4, 2019.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2020 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for fiscal year ended February 2, 2020 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Coronavirus

The coronavirus (also known as COVID-19) pandemic has been a highly disruptive economic and societal event that has affected our business and has had a significant impact on consumer shopping behavior. To serve our pet parents while also providing for the safety and well-being of our team members, we have adapted aspects of our logistics, transportation, supply chain and purchasing processes accordingly. As reflected in the discussion below, early in the outbreak, we saw an acceleration in sales as concerned pet parents stocked up on necessities such as food and other essentials. Later, as shelter-in-place orders expanded and social distancing protocols took hold, customers began to shift more of their total shopping spend to online channels. More recently, shelter-in-place orders have been lifted in most areas, however, the migration of consumer spending towards e-commerce channels continues.

As this crisis has unfolded, we have continued to monitor conditions and adapt our operations to meet federal, state and local standards. We have done so to continue meeting the needs of our rapidly growing community of pets and pet parents and to ensure the safety and well-being of our team members. We cannot predict the duration or severity of COVID-19 or its ultimate impact on the broader economy or our operations and liquidity. As such, the situation remains unpredictable and risks still remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” in this 10-Q Report and the “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

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

	13 Weeks Ended			26 Weeks Ended
(in thousands, except net sales per active customer and percentages)	August 2, 2020	August 4, 2019	% Change	August 2, 2020	August 4, 2019	% Change
Financial and Operating Data
Net sales	$1,699,859	$1,153,545	47.4%	$3,321,252	$2,262,417	46.8%
Net loss (1)	$(32,817)	$(82,876)	60.4%	$(80,687)	$(112,430)	28.2%
Net margin (1)	(1.9)%	(7.2)%		(2.4)%	(5.0)%
Adjusted EBITDA(2)	$15,458	$(29,183)	153.0%	$18,901	$(44,949)	142.0%
Adjusted EBITDA margin(2)	0.9%	(2.5)%		0.6%	(2.0)%
Net cash provided by (used in) operating activities	$(28,890)	$21,807	(232.5)%	$(8,145)	$(29,334)	72.2%
Free cash flow(2)	$(56,035)	$9,866	(668.0)%	$(77,868)	$(53,497)	(45.6)%
Active customers	16,579	12,021	37.9%	16,579	$12,021	37.9%
Net sales per active customer	$356	$352	1.1%	$356	$352	1.1%
Autoship customer sales	$1,161,603	$799,618	45.3%	$2,262,792	$1,543,471	46.6%
Autoship customer sales as a percentage of net sales	68.3%	69.3%		68.1%	68.2%

(1) Includes share-based compensation expense, including related taxes, of $37.8 million and $80.1 million for the thirteen and twenty-six weeks ended August 2, 2020 compared to $43.8 million and $51.0 million for the thirteen and twenty-six weeks ended August 4, 2019.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Loss to Adjusted EBITDA	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net loss	$(32,817)	$(82,876)	$(80,687)	$(112,430)
Add (deduct):
Depreciation and amortization	8,083	7,630	15,336	14,579
Share-based compensation expense and related taxes	37,797	43,783	80,138	51,013
Interest expense (income), net	546	(204)	930	(920)
Management fee expense(1)	325	325	650	650
Transaction related costs	—	1,396	—	1,396
Other	1,524	763	2,534	763
Adjusted EBITDA	$15,458	$(29,183)	$18,901	$(44,949)
Net sales	$1,699,859	$1,153,545	$3,321,252	$2,262,417
Net margin	(1.9)%	(7.2)%	(2.4)%	(5.0)%
Adjusted EBITDA margin	0.9%	(2.5)%	0.6%	(2.0)%
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

($ in thousands)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019
Net cash provided by (used in) operating activities	$(28,890)	$21,807	$(8,145)	$(29,334)
Deduct:
Capital expenditures	(27,145)	(11,941)	(69,723)	(24,163)
Free Cash Flow	$(56,035)	$9,866	$(77,868)	$(53,497)

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

	13 Weeks Ended					26 Weeks Ended
				% of net sales					% of net sales
($ in thousands)	August 2, 2020	August 4, 2019	% Change	August 2, 2020	August 4, 2019	August 2, 2020	August 4, 2019	% Change	August 2, 2020	August 4, 2019
Consolidated Statements of Operations
Net sales	$1,699,859	$1,153,545	47.4%	100.0%	100.0%	$3,321,252	$2,262,417	46.8%	100.0%	100.0%
Cost of goods sold	1,266,503	881,310	43.7%	74.5%	76.4%	2,509,187	1,736,292	44.5%	75.5%	76.7%
Gross profit	433,356	272,235	59.2%	25.5%	23.6%	812,065	526,125	54.3%	24.5%	23.3%
Operating expenses:
Selling, general and administrative	343,181	244,563	40.3%	20.2%	21.2%	663,238	426,460	55.5%	20.0%	18.8%
Advertising and marketing	122,446	110,752	10.6%	7.2%	9.6%	228,584	213,015	7.3%	6.9%	9.4%
Total operating expenses	465,627	355,315	31.0%	27.4%	30.8%	891,822	639,475	39.5%	26.9%	28.3%
Loss from operations	(32,271)	(83,080)	61.2%	(1.9)%	(7.2)%	(79,757)	(113,350)	29.6%	(2.4)%	(5.0)%
Interest (expense) income, net	(546)	204	(367.6)%	—%	—%	(930)	920	(201.1)%	—%	—%
Loss before income tax provision	(32,817)	(82,876)	60.4%	(1.9)%	(7.2)%	(80,687)	(112,430)	28.2%	(2.4)%	(5.0)%
Income tax provision	—	—	—%	—%	—%	—	—	—%	—%	—%
Net loss	$(32,817)	$(82,876)	60.4%	(1.9)%	(7.2)%	$(80,687)	$(112,430)	28.2%	(2.4)%	(5.0)%

Thirteen and Twenty-Six Weeks Ended August 2, 2020 Compared to Thirteen and Twenty-Six Weeks Ended August 4, 2019

Net Sales

	13 Weeks Ended (1)				26 Weeks Ended (1)
($ in thousands)	August 2, 2020	August 4, 2019	$ Change	% Change	August 2, 2020	August 4, 2019	$ Change	% Change
Consumables	$1,159,094	$855,571	$303,523	35.5%	$2,332,643	$1,689,516	$643,127	38.1%
Hardgoods	296,666	172,300	124,366	72.2%	539,504	340,747	198,757	58.3%
Other	244,099	125,674	118,425	94.2%	449,105	232,154	216,951	93.5%
Net sales	$1,699,859	$1,153,545	$546,314	47.4%	$3,321,252	$2,262,417	$1,058,835	46.8%

(1) Prior periods have been reclassified to conform with current presentation.

Net sales for the thirteen weeks ended August 2, 2020 increased by $546.3 million, or 47.4%, to $1.7 billion compared to $1.2 billion for the thirteen weeks ended August 4, 2019. This increase was primarily due to growth in our customer base, including a meaningful increase in organic customer growth in the thirteen weeks ended August 2, 2020, with the number of active customers increasing by 4.6 million, or 37.9% year-over-year. Spending among our active customers increased with net sales per active customer increasing $4, or 1.1%, in the thirteen weeks ended August 2, 2020 compared to the thirteen weeks ended August 4, 2019, driven by continued catalog expansion and growth in our hardgoods, healthcare and private brand businesses.

Net sales for the twenty-six weeks ended August 2, 2020 increased by $1.1 billion, or 46.8%, to $3.3 billion compared to $2.3 billion for the twenty-six weeks ended August 4, 2019. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 4.6 million, or 37.9% year-over-year. Spending among our active customers increased with net sales per active customer increasing $4, or 1.1%, in the twenty-six weeks ended August 2, 2020 compared to the twenty-six weeks ended August 4, 2019, driven by continued catalog expansion and growth in our hardgoods, healthcare and private brand businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended August 2, 2020 increased by $385.2 million, or 43.7%, to $1.3 billion compared to $881.3 million in the thirteen weeks ended August 4, 2019. This increase was primarily due to a 48.7% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of realized supply chain efficiencies and change in mix of sales as hardgoods, healthcare, and private brand businesses continue to grow faster than the overall business.

Cost of goods sold for the twenty-six weeks ended August 2, 2020 increased by $772.9 million, or 44.5%, to $2.5 billion compared to $1.7 billion in the twenty-six weeks ended August 4, 2019. This increase was primarily due to a 51.0% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs, including incremental costs attributable to COVID-19. The increase in cost of goods sold was lower than the increase in orders on a percentage basis, primarily as a result of realized supply chain efficiencies and change in mix of sales as hardgoods, healthcare, and private brand businesses continue to grow faster than the overall business.

Gross profit for the thirteen weeks ended August 2, 2020 increased by $161.1 million, or 59.2%, to $433.4 million compared to $272.2 million in the thirteen weeks ended August 4, 2019. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended August 2, 2020 increased by 190 basis points compared to the thirteen weeks ended August 4, 2019, primarily due to margin expansion across all verticals, including improvements in margin profile of hardgoods, pharmacy and private brands.

Gross profit for the twenty-six weeks ended August 2, 2020 increased by $285.9 million, or 54.3%, to $812.1 million compared to $526.1 million in the twenty-six weeks ended August 4, 2019. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the twenty-six weeks ended August 2, 2020 increased by 120 basis points compared to the twenty-six weeks ended August 4, 2019, primarily due to margin expansion across all verticals, including improvements in margin profile of hardgoods, pharmacy and private brands.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended August 2, 2020 increased by $98.6 million, or 40.3%, to $343.2 million compared to $244.6 million in the thirteen weeks ended August 4, 2019. This increase was primarily due to an increase of $75.5 million in fulfillment costs largely attributable to increased investments to support overall growth of our business including the opening of a new fulfillment center in Salisbury, North Carolina and a customer service center in Dallas, Texas, growth of fulfillment and customer service headcount, and temporary incentive wages and bonuses as well as incremental cleaning and sanitation spend attributable to COVID-19. Facilities expenses and other general and administrative expenses increased by $33.8 million, primarily due to increased headcount as a result of business growth as well as expenses incurred as a result of IT initiatives and operating as a public company. These increases were partially offset by a $10.6 million reduction in non-cash share-based compensation expense.

Selling, general and administrative expenses for the twenty-six weeks ended August 2, 2020 increased by $236.8 million, or 55.5%, to $663.2 million compared to $426.5 million in the twenty-six weeks ended August 4, 2019. This increase was primarily due to an increase of $144.6 million in fulfillment costs largely attributable to increased investments to support overall growth of our business including the opening of new fulfillment centers in Dayton, Ohio, and Salisbury, North Carolina, a pharmacy fulfillment center in Louisville, Kentucky, and a customer service center in Dallas, Texas, growth of fulfillment and customer service headcount, and temporary incentive wages and bonuses as well as incremental cleaning and sanitation spend attributable to COVID-19. We recognized an increase of $24.4 million in non-cash share-based compensation expense. Facilities expenses and other general and administrative expenses increased by $67.8 million, primarily due to expanding our corporate office and increased headcount as a result of business growth as well as an increase in expenses incurred due to operating as a public company.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended August 2, 2020 increased by $11.7 million, or 10.6%, to $122.4 million compared to $110.8 million in the thirteen weeks ended August 4, 2019, but declined as a percentage of net sales to 7.2% from 9.6% in the thirteen weeks ended August 4, 2019. This increase in advertising and marketing spend, combined with a meaningful increase in organic customer growth in the thirteen weeks ended August 2, 2020, contributed to the 4.6 million increase in active customers.

Advertising and marketing expenses for the twenty-six weeks ended August 2, 2020 increased by $15.6 million, or 7.3%, to $228.6 million compared to $213.0 million in the twenty-six weeks ended August 4, 2019, but overall spend declined as a percentage of net sales to 6.9% from 9.4% in the twenty-six weeks ended August 4, 2019. This increase in advertising and marketing spend through existing channels contributed to an increase in the number of active customers of 4.6 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible redeemable preferred stock and cash flows generated by operations. Our principal source of liquidity is our cash and cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $153.8 million as of August 2, 2020, a decrease of $58.2 million from February 2, 2020.

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

Cash Flows

	26 Weeks Ended
	August 2, 2020	August 4, 2019
Net cash used in operating activities	$(8,145)	$(29,334)
Net cash used in investing activities	$(73,641)	$(23,145)
Net cash provided by financing activities	$23,540	$114,992

Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash used in operating activities was $8.1 million for the twenty-six weeks ended August 2, 2020, primarily consisting of $80.7 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $15.3 million and $75.4 million of share-based compensation expense, partially offset by a $38.3 million decrease due to unfavorable working capital changes. Unfavorable working capital changes included an increase in current assets of $150.5 million due to an increase in inventory and receivables associated with net sales, partially offset by an increase in current liabilities of $112.2 million, primarily due to timing of payments for inventory purchases.

Net cash used in operating activities was $29.3 million for the twenty-six weeks ended August 4, 2019, primarily consisting of $112.4 million of net loss, adjusted for certain non-cash items, which primarily included depreciation and amortization expense of $14.6 million and $51.0 million of share-based compensation expense, partially offset by a $10.6 million increase due to favorable working capital. Favorable working capital changes included an increase in current liabilities of $109.6 million, primarily driven by the timing of payments for inventory purchases and an increase in accrued expenses, partially offset by an increase in current assets of $99.0 million due to an increase in inventory and receivables associated with net sales as well as other current assets.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, mainly for the launch and expansion of our fulfillment capabilities, as well as purchases of servers and networking equipment, and leasehold improvements.

Net cash used in investing activities was $73.6 million for the twenty-six weeks ended August 2, 2020, primarily consisting of $69.7 million of capital expenditures related to the launch of new fulfillment centers and a customer service center, and additional investments in IT hardware and software, as well as $3.9 million of cash advances provided to PetSmart, net of reimbursements.

Net cash used in investing activities was $23.1 million for the twenty-six weeks ended August 4, 2019, primarily consisting of $24.2 million of capital expenditures related to the launch of new fulfillment centers, the expansion of the corporate office and customer service centers, and additional investments in IT hardware and software, partially offset by $1.0 million of cash reimbursements from PetSmart, net of advances.

Financing Activities

Net cash provided by financing activities was $23.5 million for the twenty-six weeks ended August 2, 2020 and consisted of $23.2 million received pursuant to the tax sharing agreement with PetSmart as well as a management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors, partially offset by principal repayments of finance lease obligations. Net cash provided by financing activities was $115.0 million for the twenty-six weeks ended August 4, 2019, primarily consisting of $115.2 million of proceeds from our IPO, net of underwriting discounts, commissions and offering costs.

Other Liquidity Measures

ABL Credit Facility

We have a five year senior secured asset backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. We are required to a pay commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. As of August 2, 2020, we had no outstanding borrowings under the ABL Credit Facility.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 2, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended August 2, 2020. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls.

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

CHEWY, INC.

Date:	September 10, 2020	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)