Form 10-Q
period 2020-11-01
Chewy, Inc.
filed 2020-12-08
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2020
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of December 1, 2020
Class A Common Stock, $0.01 par value per share	95,308,313
Class B Common Stock, $0.01 par value per share	317,338,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended November 1, 2020

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended February 2, 2020 and our subsequent quarterly reports, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	November 1, 2020	February 2, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$505,828	$212,088
Accounts receivable	97,920	80,478
Inventories	482,649	317,808
Due from Parent, net	20,689	626
Prepaid expenses and other current assets	29,457	18,789
Total current assets	1,136,543	629,789
Property and equipment, net	202,090	118,731
Operating lease right-of-use assets	297,871	179,052
Other non-current assets	6,736	4,749
Total assets	$1,643,240	$932,321
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$769,434	$683,049
Accrued expenses and other current liabilities	549,302	417,489
Total current liabilities	1,318,736	1,100,538
Operating lease liabilities	323,948	200,439
Other long-term liabilities	56,977	35,318
Total liabilities	1,699,661	1,336,295
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of November 1, 2020 and February 2, 2020	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 95,275,138 and 66,445,422 shares issued and outstanding as of November 1, 2020 and February 2, 2020, respectively	953	665
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 317,338,356 and 334,922,454 shares issued and outstanding as of November 1, 2020 and February 2, 2020, respectively	3,173	3,349
Additional paid-in capital	1,897,459	1,436,484
Accumulated deficit	(1,958,006)	(1,844,472)
Total stockholders’ deficit	(56,421)	(403,974)
Total liabilities and stockholders’ deficit	$1,643,240	$932,321

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net sales	$1,782,000	$1,229,801	$5,103,252	$3,492,218
Cost of goods sold	1,327,442	938,021	3,836,629	2,674,313
Gross profit	454,558	291,780	1,266,623	817,905
Operating expenses:
Selling, general and administrative	352,250	258,488	1,015,488	684,948
Advertising and marketing	134,616	112,071	363,200	325,086
Total operating expenses	486,866	370,559	1,378,688	1,010,034
Loss from operations	(32,308)	(78,779)	(112,065)	(192,129)
Interest (expense) income, net	(539)	(221)	(1,469)	699
Loss before income tax provision	(32,847)	(79,000)	(113,534)	(191,430)
Income tax provision	—	—	—	—
Net loss	$(32,847)	$(79,000)	$(113,534)	$(191,430)

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.08)	$(0.20)	$(0.28)	$(0.48)
Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	409,260	401,317	405,014	397,235

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)
(Unaudited)

	13 Weeks Ended November 1, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of August 2, 2020	406,566	$4,066	$1,543,481	$(1,925,159)	$(377,612)
Issuance of Class A common stock, net of offering costs	5,865	59	318,357	—	318,416
Share-based compensation expense	—	—	24,808	—	24,808
Vesting of share-based compensation awards	182	1	(1)	—	—
Contribution from Parent	—	—	325	—	325
Tax sharing agreement with Parent	—	—	10,489	—	10,489
Net loss	—	—	—	(32,847)	(32,847)
Balance as of November 1, 2020	412,613	$4,126	$1,897,459	$(1,958,006)	$(56,421)

	13 Weeks Ended November 3, 2019
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of August 4, 2019	398,600	$3,986	$1,338,813	$(1,704,532)	$(361,733)
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	—	—	(235)	—	(235)
Share-based compensation expense	—	—	39,348	—	39,348
Contribution from Parent	—	—	325	—	325
Tax sharing agreement with Parent	—	—	11,838	—	11,838
Net loss	—	—	—	(79,000)	(79,000)
Balance as of November 3, 2019	398,600	$3,986	$1,390,089	$(1,783,532)	$(389,457)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)
(Unaudited)

	39 Weeks Ended November 1, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of February 2, 2020	401,368	$4,014	$1,436,484	$(1,844,472)	$(403,974)
Issuance of Class A common stock, net of offering costs	5,865	59	318,357	—	318,416
Share-based compensation expense	—	—	100,188	—	100,188
Vesting of share-based compensation awards	5,193	51	(51)	—	—
Distribution to Parent	187	2	(2)	—	—
Contribution from Parent	—	—	975	—	975
Tax sharing agreement with Parent	—	—	41,508	—	41,508
Net loss	—	—	—	(113,534)	(113,534)
Balance as of November 1, 2020	412,613	$4,126	$1,897,459	$(1,958,006)	$(56,421)

	39 Weeks Ended November 3, 2019
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of February 3, 2019	—	$—	$1,256,160	$(1,592,102)	$(335,942)
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	5,600	56	110,293	—	110,349
Change in capital structure	393,000	3,930	(3,930)	—	—
Share-based compensation expense	—	—	90,361	—	90,361
Contribution from Parent	—	—	975	—	975
Tax sharing agreement with Parent	—	—	15,740	—	15,740
Termination of loan from Parent	—	—	(79,510)	—	(79,510)
Net loss	—	—	—	(191,430)	(191,430)
Balance as of November 3, 2019	398,600	$3,986	$1,390,089	$(1,783,532)	$(389,457)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	November 1, 2020	November 3, 2019
Cash flows from operating activities
Net loss	$(113,534)	$(191,430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,598	22,716
Share-based compensation expense	100,188	90,361
Non-cash lease expense	18,020	13,571
Other	223	2,075
Net change in operating assets and liabilities:
Accounts receivable	(17,442)	(45,348)
Inventories	(164,841)	(69,081)
Prepaid expenses and other current assets	(11,581)	(25,619)
Other non-current assets	(204)	(2,397)
Trade accounts payable	86,385	134,807
Accrued expenses and other current liabilities	123,232	46,899
Operating lease liabilities	(11,415)	(6,006)
Other long-term liabilities	21,659	1,699
Net cash provided by (used in) operating activities	55,288	(27,753)
Cash flows from investing activities
Capital expenditures	(100,258)	(38,539)
Cash advances provided to Parent, net of reimbursements	(1,767)	(11,320)
Other	(2,000)	—
Net cash used in investing activities	(104,025)	(49,859)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	318,775	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	110,576
Proceeds from tax sharing agreement with Parent	23,213	14,500
Payment of debt issuance costs	—	(781)
Contribution from Parent	975	975
Principal repayments of finance lease obligations	(486)	(118)
Net cash provided by financing activities	342,477	125,152
Net increase in cash and cash equivalents	293,740	47,540
Cash and cash equivalents, as of beginning of period	212,088	88,331
Cash and cash equivalents, as of end of period	$505,828	$135,871

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

2020 Equity Offering

On September 21, 2020, the Company issued and sold 5,100,000 shares of Class A common stock in an underwritten public offering at a price of $54.40 per share to Morgan Stanley & Co. LLC, who acted as sole underwriter in the offering. The Company had granted the underwriter an option to purchase up to an additional 765,000 shares of Class A common stock at a price of $54.40 per share (“Option Shares”), which was exercised on September 30, 2020. The Company raised $318.4 million in net proceeds through the equity offering (including proceeds from the sale of the Option Shares) after deducting offering costs of approximately $0.6 million.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended November 1, 2020 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2020 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2020 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	November 1, 2020	February 2, 2020
Outbound fulfillment	$281,297	$182,589
Advertising and marketing	92,408	96,836
Accrued expenses and other	175,597	138,064
Total accrued expenses and other current liabilities	$549,302	$417,489

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

3.    Property and Equipment, net
The following is a summary of property and equipment, net (in thousands):

	As of
	November 1, 2020	February 2, 2020
Furniture, fixtures and equipment	$85,558	$65,329
Computer equipment	42,099	32,259
Internal-use software	50,272	30,222
Leasehold improvements	77,684	39,447
Finance lease assets	3,102	2,565
Construction in progress	37,344	18,927
	296,059	188,749
Less: accumulated depreciation and amortization	93,969	70,018
Property and equipment, net	$202,090	$118,731

Internal-use software includes labor and license costs associated with software development for internal use. As of November 1, 2020 and February 2, 2020, the Company had accumulated amortization related to internal-use software of $20.2 million and $15.9 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended November 1, 2020 and November 3, 2019, the Company recorded depreciation expense on property and equipment of $7.5 million, and $5.6 million, respectively, and amortization expense related to internal-use software costs of $1.8 million, and $2.5 million, respectively. For the thirty-nine weeks ended November 1, 2020 and November 3, 2019, the Company recorded depreciation expense on property and equipment of $20.2 million, and $15.8 million, respectively, and amortization expense related to internal-use software costs of $4.4 million, and $6.9 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

4.    Commitments and Contingencies

As of November 1, 2020, there were no material changes to the Company’s legal matters disclosed in Note 4 of the “Notes to Consolidated Financial Statements” included in the 10-K Report.

5.    Debt

ABL Credit Facility

On June 18, 2019, the Company entered into a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. The Company is required to pay a commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. As of November 1, 2020, the Company had no outstanding borrowings under the ABL Credit Facility.

6.    Leases

The Company leases all of its fulfillment and customer service centers and corporate offices under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 5 to 15 years and typically allow for the leases to be renewed for up to three additional five-year terms. Fulfillment and customer service centers and corporate office leases expire at various dates through 2034, excluding renewal options. The Company also leases certain equipment under operating and finance leases. The terms of equipment leases generally range from 3 to 5 years and do not contain renewal options. These leases expire at various dates through 2025.

The Company’s finance leases as of November 1, 2020 and February 2, 2020 were not material. The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	November 1, 2020	February 2, 2020
Assets
Operating	Operating lease right-of-use assets	$297,871	$179,052
Total operating lease assets		$297,871	$179,052

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$16,927	$15,491
Non-current
Operating	Operating lease liabilities	323,948	200,439
Total operating lease liabilities		$340,875	$215,930

For the thirty-nine weeks ended November 1, 2020 and November 3, 2019, assets acquired in exchange for new operating lease liabilities were $118.3 million and $29.4 million, respectively. Lease expense primarily related to operating lease costs. Lease expense for the thirteen weeks ended November 1, 2020 and November 3, 2019 was $16.9 million and $12.3 million, respectively. Lease expense for the thirty-nine weeks ended November 1, 2020 and November 3, 2019 was $45.2 million and $35.2 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Operating cash flows related to cash paid for operating leases were approximately $39.1 million and $27.4 million for the thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively.

On August 12, 2020, the Company finalized agreements with a local government agency for certain ad valorem tax benefits provided to the Company in connection with a maximum capital investment of $70 million in property, plant, and equipment purchases for a new fulfillment center over a three-year timeframe. To facilitate the incentives, the government agency will issue its Taxable Industrial Development Revenue Bonds, Series 2020 (the “Bonds”), in a maximum aggregate principal amount of $70 million. In exchange for the Bonds, the Company will convey the purchased equipment to the local government agency and will lease the equipment from this agency. The Company will not pay any cash for the Bonds nor receive any cash for the conveyance of the equipment. Upon termination of the lease, including early termination, the equipment will be conveyed to the Company for a nominal fee.

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

The service-based vesting condition was or will be satisfied with respect to 25% of an employee’s PRSUs on either (i) the first anniversary of the registration date (as defined in the 2019 Plan) or (ii) the first anniversary of the vesting commencement date, and will then be satisfied with respect to 12.5% of an employee’s PRSUs at the end of each six month period thereafter, subject to the employee’s continued employment with the Company through the applicable vesting date.

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

Service-Based Awards

During the thirty-nine weeks ended November 1, 2020, the Company granted restricted stock units with a service-based vesting condition (“RSUs”). The service-based vesting condition for employees will be satisfied with respect to 25% of an employee’s RSUs on the one-year anniversary of the vesting commencement date and 12.5% of an employee’s RSUs at the end of each six month period thereafter, subject to the employee’s continued employment with the Company through the applicable vesting date. The Company records share-based compensation expense for RSUs on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirty-nine weeks ended November 1, 2020 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 2, 2020	21,284	$36.20
Granted	805	$32.30
Vested	(5,389)	$36.37
Forfeited	(959)	$34.86
Unvested and outstanding as of November 1, 2020	15,741	$36.03

The total fair value of PRSUs that vested during the thirty-nine weeks ended November 1, 2020 was $577.3 million. As of November 1, 2020, total unrecognized compensation expense related to unvested PRSUs was $104.9 million and is expected to be recognized over a weighted-average expected performance period of 1.8 years.

During the thirty-nine weeks ended November 1, 2020, vesting occurred for 186,617 PRSUs previously granted to a director of the Company. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to the Parent because such director is an employee of the Parent.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirty-nine weeks ended November 1, 2020 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 2, 2020	—	$—
Granted	674	$42.85
Forfeited	(25)	$39.20
Unvested and outstanding as of November 1, 2020	649	$42.85

As of November 1, 2020, total unrecognized compensation expense related to unvested RSUs was $24.2 million and is expected to be recognized over a weighted-average expected performance period of 3.5 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of November 1, 2020, there were 7.3 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

Citrus Profits Interest Plan

Subsequent to PetSmart’s acquisition of the Company in 2017, the Company’s share-based compensation included profits interests units (“PIUs”) granted by Citrus Intermediate Holdings L.P. (the “Citrus Partnership”), a Delaware limited partnership (the “Citrus Profits Interest Plan”). The Citrus Partnership is a parent company of PetSmart and a wholly-owned subsidiary of the Sponsors. The Company recognizes share-based compensation as equity contributions from the Citrus Partnership in its condensed consolidated financial statements for awards granted under the Citrus Profits Interest Plan as it relates to grantees’ services as employees of the Company.

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

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
PRSUs	$22,463	$39,348	$96,611	$80,196
RSUs	2,345	—	3,577	—
PIUs	—	—	—	10,165
Total share-based compensation expense	$24,808	$39,348	$100,188	$90,361

8.    Income Taxes

Income taxes are presented in the Company’s condensed consolidated financial statements using the separate return method. The Company did not maintain a net current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and thirty-nine weeks ended November 1, 2020, and November 3, 2019. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

Concurrent with the IPO, the Company and PetSmart entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company and PetSmart with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, local, and foreign income taxes. During the thirty-nine weeks ended November 1, 2020 and November 3, 2019, the Company collected $23.2 million and $14.5 million, respectively, pursuant to the tax sharing agreement. However, in connection with the Forward Purchase Agreement (as defined below), it was determined that the Company will no longer be included in PetSmart’s consolidated federal tax return and as such the Company anticipates that future cash receipts pursuant to the tax sharing agreement, if any, will not be significant.

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

Basic and diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. The weighted-average shares outstanding during the periods presented reflects the reclassification of the 100 outstanding shares of pre-IPO common stock into 393,000,000 shares of Class B common stock.

For the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019, the Company’s basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. The computation of diluted net loss per share attributable to common stockholders does not include 16.4 million potential common shares for the thirteen and thirty-nine weeks ended November 1, 2020 and 20.9 million potential common shares for the thirteen and thirty-nine weeks ended November 3, 2019, as the effect of their inclusion would have been antidilutive.

Conversion of Class B Common Stock

On May 8, 2020, Buddy Chester Sub LLC, a wholly-owned subsidiary of PetSmart, converted 17,584,098 shares of the Company’s Class B common stock into Class A common stock. On May 11, 2020, Buddy Chester Sub LLC entered into a variable forward purchase agreement (the “Forward Purchase Agreement”) to deliver up to 17,584,098 shares of the Company’s Class A common stock at the exchange date, which is expected to be May 16, 2023, determined by reference to the trading price of the common stock at that time.

10.    Certain Relationships and Related Party Transactions

The Company’s condensed consolidated financial statements include management fee expenses of $0.3 million and $1.0 million allocated to the Company by the Parent for organizational oversight and certain limited corporate functions provided by its sponsors for the thirteen and thirty-nine weeks ended November 1, 2020 and November 3, 2019, respectively. Allocated costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Certain of the Company’s pharmacy operations are currently, and have been since launch on July 2, 2018, conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $8.6 million and $30.2 million during the thirteen and thirty-nine weeks ended November 1, 2020 within net sales in the condensed consolidated statements of operations for the services provided compared to $9.9 million and $31.4 million during the thirteen and thirty-nine weeks ended November 3, 2019.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended November 1, 2020 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for fiscal year ended February 2, 2020 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Coronavirus

The coronavirus (also known as COVID-19) pandemic has been a highly disruptive economic and societal event that has affected our business and has had a significant impact on consumer shopping behavior. To serve our pet parents while also providing for the safety and well-being of our team members, we have adapted aspects of our logistics, transportation, supply chain and purchasing processes accordingly. As reflected in the discussion below, we have seen customers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased sales and order activity for our business. While the COVID-19 outbreak has not had a material adverse impact on our operations to date, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will ultimately have on our business.

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

	13 Weeks Ended			39 Weeks Ended
(in thousands, except net sales per active customer and percentages)	November 1, 2020	November 3, 2019	% Change	November 1, 2020	November 3, 2019	% Change
Financial and Operating Data
Net sales	$1,782,000	$1,229,801	44.9%	$5,103,252	$3,492,218	46.1%
Net loss (1)	$(32,847)	$(79,000)	58.4%	$(113,534)	$(191,430)	40.7%
Net margin (1)	(1.8)%	(6.4)%		(2.2)%	(5.5)%
Adjusted EBITDA(2)	$5,502	$(30,228)	118.2%	$24,403	$(75,177)	132.5%
Adjusted EBITDA margin(2)	0.3%	(2.5)%		0.5%	(2.2)%
Net cash provided by (used in) operating activities	$63,433	$1,581	n/m	$55,288	$(27,753)	299.2%
Free cash flow(2)	$32,898	$(12,794)	n/m	$(44,970)	$(66,292)	32.2%
Active customers	17,788	12,723	39.8%	17,788	$12,723	39.8%
Net sales per active customer	$363	$360	0.8%	$363	$360	0.8%
Autoship customer sales	$1,232,743	$865,190	42.5%	$3,495,535	$2,408,661	45.1%
Autoship customer sales as a percentage of net sales	69.2%	70.4%		68.5%	69.0%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $25.1 million and $105.2 million for the thirteen and thirty-nine weeks ended November 1, 2020 compared to $39.3 million and $90.4 million for the thirteen and thirty-nine weeks ended November 3, 2019.

(2) Adjusted EBITDA, adjusted EBITDA margin and free cash flow are non-GAAP financial measures.

We define net margin as net loss divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net loss excluding depreciation and amortization; share-based compensation expense and related taxes; income tax provision; interest income (expense), net; management fee expense; transaction costs and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Loss to Adjusted EBITDA	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net loss	$(32,847)	$(79,000)	$(113,534)	$(191,430)
Add (deduct):
Depreciation and amortization	9,262	8,137	24,598	22,716
Share-based compensation expense and related taxes	25,090	39,348	105,228	90,361
Interest expense (income), net	539	221	1,469	(699)
Management fee expense(1)	325	325	975	975
Transaction related costs	—	—	—	1,396
Other	3,133	741	5,667	1,504
Adjusted EBITDA	$5,502	$(30,228)	$24,403	$(75,177)
Net sales	$1,782,000	$1,229,801	$5,103,252	$3,492,218
Net margin	(1.8)%	(6.4)%	(2.2)%	(5.5)%
Adjusted EBITDA margin	0.3%	(2.5)%	0.5%	(2.2)%
(1) Management fee expense allocated to us by PetSmart, Inc. (“PetSmart”) for organizational oversight and certain limited corporate functions provided by its sponsors. Although we are not a party to the agreement governing the management fee, this management fee is reflected as an expense in our condensed consolidated financial statements.

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

($ in thousands)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019
Net cash provided by (used in) operating activities	$63,433	$1,581	$55,288	$(27,753)
Deduct:
Capital expenditures	(30,535)	(14,375)	(100,258)	(38,539)
Free Cash Flow	$32,898	$(12,794)	$(44,970)	$(66,292)

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

	13 Weeks Ended					39 Weeks Ended
				% of net sales					% of net sales
($ in thousands)	November 1, 2020	November 3, 2019	% Change	November 1, 2020	November 3, 2019	November 1, 2020	November 3, 2019	% Change	November 1, 2020	November 3, 2019
Consolidated Statements of Operations
Net sales	$1,782,000	$1,229,801	44.9%	100.0%	100.0%	$5,103,252	$3,492,218	46.1%	100.0%	100.0%
Cost of goods sold	1,327,442	938,021	41.5%	74.5%	76.3%	3,836,629	2,674,313	43.5%	75.2%	76.6%
Gross profit	454,558	291,780	55.8%	25.5%	23.7%	1,266,623	817,905	54.9%	24.8%	23.4%
Operating expenses:
Selling, general and administrative	352,250	258,488	36.3%	19.8%	21.0%	1,015,488	684,948	48.3%	19.9%	19.6%
Advertising and marketing	134,616	112,071	20.1%	7.6%	9.1%	363,200	325,086	11.7%	7.1%	9.3%
Total operating expenses	486,866	370,559	31.4%	27.3%	30.1%	1,378,688	1,010,034	36.5%	27.0%	28.9%
Loss from operations	(32,308)	(78,779)	59.0%	(1.8)%	(6.4)%	(112,065)	(192,129)	41.7%	(2.2)%	(5.5)%
Interest (expense) income, net	(539)	(221)	143.9%	—%	—%	(1,469)	699	n/m	—%	—%
Loss before income tax provision	(32,847)	(79,000)	58.4%	(1.8)%	(6.4)%	(113,534)	(191,430)	40.7%	(2.2)%	(5.5)%
Income tax provision	—	—	—%	—%	—%	—	—	—%	—%	—%
Net loss	$(32,847)	$(79,000)	58.4%	(1.8)%	(6.4)%	$(113,534)	$(191,430)	40.7%	(2.2)%	(5.5)%
n/m - not meaningful

Thirteen and Thirty-Nine Weeks Ended November 1, 2020 Compared to Thirteen and Thirty-Nine Weeks Ended November 3, 2019

Net Sales

	13 Weeks Ended (1)				39 Weeks Ended (1)
($ in thousands)	November 1, 2020	November 3, 2019	$ Change	% Change	November 1, 2020	November 3, 2019	$ Change	% Change
Consumables	$1,236,291	$910,893	$325,398	35.7%	$3,568,934	$2,600,410	$968,524	37.2%
Hardgoods	283,717	172,022	111,695	64.9%	823,221	512,769	310,452	60.5%
Other	261,992	146,886	115,106	78.4%	711,097	379,039	332,058	87.6%
Net sales	$1,782,000	$1,229,801	$552,199	44.9%	$5,103,252	$3,492,218	$1,611,034	46.1%

(1) Prior periods have been reclassified to conform with current presentation.

Net sales for the thirteen weeks ended November 1, 2020 increased by $552.2 million, or 44.9%, to $1.8 billion compared to $1.2 billion for the thirteen weeks ended November 3, 2019. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 5.1 million, or 39.8% year-over-year. Spending among our active customers increased with net sales per active customer increasing $3, or 0.8%, in the thirteen weeks ended November 1, 2020 compared to the thirteen weeks ended November 3, 2019, driven by continued catalog expansion and growth across all verticals.

Net sales for the thirty-nine weeks ended November 1, 2020 increased by $1.6 billion, or 46.1%, to $5.1 billion compared to $3.5 billion for the thirty-nine weeks ended November 3, 2019. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 5.1 million, or 39.8% year-over-year. Spending among our active customers increased with net sales per active customer increasing $3, or 0.8%, in the thirty-nine weeks ended November 1, 2020 compared to the thirty-nine weeks ended November 3, 2019, driven by continued catalog expansion and growth across all verticals.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended November 1, 2020 increased by $389.4 million, or 41.5%, to $1.3 billion compared to $938.0 million in the thirteen weeks ended November 3, 2019. This increase was primarily due to a 46.4% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of realized supply chain efficiencies and change in mix of sales as hardgoods, healthcare, and private brand businesses continue to grow faster than the overall business.

Cost of goods sold for the thirty-nine weeks ended November 1, 2020 increased by $1.2 billion, or 43.5%, to $3.8 billion compared to $2.7 billion in the thirty-nine weeks ended November 3, 2019. This increase was primarily due to a 49.4% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs, including incremental costs attributable to COVID-19. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of realized supply chain efficiencies and change in mix of sales as hardgoods, healthcare, and private brand businesses continue to grow faster than the overall business.

Gross profit for the thirteen weeks ended November 1, 2020 increased by $162.8 million, or 55.8%, to $454.6 million compared to $291.8 million in the thirteen weeks ended November 3, 2019. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended November 1, 2020 increased by 180 basis points compared to the thirteen weeks ended November 3, 2019, primarily due to margin expansion across all verticals.

Gross profit for the thirty-nine weeks ended November 1, 2020 increased by $448.7 million, or 54.9%, to $1.3 billion compared to $817.9 million in the thirty-nine weeks ended November 3, 2019. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirty-nine weeks ended November 1, 2020 increased by 140 basis points compared to the thirty-nine weeks ended November 3, 2019, primarily due to margin expansion across hardgoods, pharmacy and private brands.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended November 1, 2020 increased by $93.8 million, or 36.3%, to $352.3 million compared to $258.5 million in the thirteen weeks ended November 3, 2019. This increase was primarily due to an increase of $78.4 million in fulfillment costs largely attributable to increased investments to support overall growth of our business including the opening of new fulfillment centers in Archbald, Pennsylvania and Salisbury, North Carolina, a limited catalog fulfillment center in Kansas City, Missouri, a customer service center in Dallas, Texas, growth of fulfillment and customer service headcount, and temporary incentive wages and bonuses as well as incremental cleaning and sanitation spend attributable to COVID-19. Facilities expenses and other general and administrative expenses increased by $29.9 million, primarily due to increased headcount as a result of business growth as well as expenses incurred as a result of IT initiatives and operating as a public company. These increases were partially offset by a $14.5 million reduction in non-cash share-based compensation expense.

Selling, general and administrative expenses for the thirty-nine weeks ended November 1, 2020 increased by $330.5 million, or 48.3%, to $1.0 billion compared to $684.9 million in the thirty-nine weeks ended November 3, 2019. This increase was primarily due to an increase of $223.0 million in fulfillment costs largely attributable to increased investments to support overall growth of our business including the opening of new fulfillment centers in Archbald, Pennsylvania, Salisbury, North Carolina, and Dayton, Ohio, a limited catalog fulfillment center in Kansas City, Missouri, a pharmacy fulfillment center in Louisville, Kentucky, and a customer service center in Dallas, Texas, growth of fulfillment and customer service headcount, and temporary incentive wages and bonuses as well as incremental cleaning and sanitation spend attributable to COVID-19. We recognized an increase of $9.8 million in non-cash share-based compensation expense. Facilities expenses and other general and administrative expenses increased by $97.7 million, primarily due to expanding our corporate office and increased headcount as a result of business growth as well as an increase in expenses incurred due to operating as a public company.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended November 1, 2020 increased by $22.5 million, or 20.1%, to $134.6 million compared to $112.1 million in the thirteen weeks ended November 3, 2019, but overall spend declined as a percentage of net sales to 7.6% from 9.1% in the thirteen weeks ended November 3, 2019. This increase in advertising and marketing spend through existing channels continues to contribute to an increase in the number of active customers.

Advertising and marketing expenses for the thirty-nine weeks ended November 1, 2020 increased by $38.1 million, or 11.7%, to $363.2 million compared to $325.1 million in the thirty-nine weeks ended November 3, 2019, but overall spend declined as a percentage of net sales to 7.1% from 9.3% in the thirty-nine weeks ended November 3, 2019. This increase in advertising and marketing spend through existing channels continues to contribute to an increase in the number of active customers.

Liquidity and Capital Resources

Since our inception, we have financed our operations and capital expenditures primarily through sales of convertible redeemable preferred stock, equity offerings, and cash flows generated by operations. Our principal source of liquidity is our cash and cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $505.8 million as of November 1, 2020, an increase of $293.7 million from February 2, 2020.

We believe that our cash and cash equivalents and availability under our revolving credit facility will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our 10-K Report. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

2020 Equity Offering

During the thirteen weeks ended November 1, 2020, we issued and sold 5,865,000 shares of Class A common stock at a public offering price of $54.40 per share, raising $318.4 million in net proceeds after deducting offering costs of approximately $0.6 million. For additional information, see Note 1 in the “Notes to Condensed Consolidated Financial Statements” of this 10-Q Report.

Cash Flows

	39 Weeks Ended
	November 1, 2020	November 3, 2019
Net cash provided by (used in) operating activities	$55,288	$(27,753)
Net cash used in investing activities	$(104,025)	$(49,859)
Net cash provided by financing activities	$342,477	$125,152

Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for non-cash items, including depreciation and amortization, share-based compensation expense and certain other non-cash items, as well as the effect of changes in working capital and other activities.

Net cash provided by operating activities was $55.3 million for the thirty-nine weeks ended November 1, 2020, primarily consisting of $113.5 million of net loss, adjusted for certain non-cash items, which included depreciation and amortization expense of $24.6 million, share-based compensation expense of $100.2 million, and favorable working capital changes of $15.7 million. Favorable working capital changes included an increase in current liabilities of $209.6 million, partially offset by an increase in current assets of $193.9 million. The increase in current liabilities was primarily attributable to the timing of payments for inventory purchases and accrued expenses. The increase in current assets was primarily attributable to an increase in inventory and receivables associated with net sales as well as other current assets.

Net cash used in operating activities was $27.8 million for the thirty-nine weeks ended November 3, 2019, primarily consisting of $191.4 million of net loss, adjusted for certain non-cash items, which included depreciation and amortization expense of $22.7 million, share-based compensation expense of $90.4 million, and favorable working capital changes of $41.7 million. Favorable working capital changes included an increase in current liabilities of $181.7 million offset by an increase in current assets of $140.0 million. The increase in current liabilities was primarily attributable to the timing of payments for inventory purchases and accrued expenses. The increase in current assets was primarily attributable to an increase in inventory and receivables associated with net sales as well as other current assets.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, mainly for the launch of new fulfillment centers and expansion of our fulfillment capabilities, as well as purchases of servers and networking equipment, and leasehold improvements.

Net cash used in investing activities was $104.0 million for the thirty-nine weeks ended November 1, 2020, primarily consisting of $100.3 million of capital expenditures related to the launch of new fulfillment centers and a customer service center.

Net cash used in investing activities was $49.9 million for the thirty-nine weeks ended November 3, 2019, primarily consisting of $38.5 million of capital expenditures related to the launch of new fulfillment centers, the expansion of the corporate office and customer service centers, and additional investments in IT hardware and software, and $11.3 million of cash advances, net of reimbursements from PetSmart.

Financing Activities

Net cash provided by financing activities was $342.5 million for the thirty-nine weeks ended November 1, 2020 and consisted of $318.8 million in proceeds from our equity offering in September 2020, net of offering costs, $23.2 million received pursuant to the tax sharing agreement with PetSmart as well as a management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors, partially offset by principal repayments of finance lease obligations.

Net cash provided by financing activities was $125.2 million for the thirty-nine weeks ended November 3, 2019, primarily consisting of $110.6 million of proceeds from our IPO, net of underwriting discounts, commissions and offering costs, and $14.5 million of proceeds from the tax sharing agreement with PetSmart.

Other Liquidity Measures

ABL Credit Facility

On June 18, 2019, we entered into a five year senior secured asset backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. We are required to pay a commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. As of November 1, 2020, we had no outstanding borrowings under the ABL Credit Facility.

Contractual Obligations

There have been no material changes to our contractual obligations as compared to those described in Contractual Obligations included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities or have any off-balance sheet interest in variable interest, special purpose, and structured finance entities.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 1, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended November 1, 2020. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Amendment to Master Transaction Agreement, dated as of August 12, 2020, by and between Chewy, Inc. and PetSmart, Inc.
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

CHEWY, INC.

Date:	December 8, 2020	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)