Form 10-K
period 2021-01-31
Chewy, Inc.
filed 2021-03-30
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of $52.49 per share as reported on the New York Stock Exchange on July 31, 2020 was approximately $4.7 billion.

Class	Outstanding as of March 23, 2021
Class A Common Stock, $0.01 par value per share	97,923,779
Class B Common Stock, $0.01 par value per share	317,338,356

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2021.

CHEWY, INC.
FORM 10-K
For the Fiscal Year Ended January 31, 2021

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
•successfully manufacture and sell our own proprietary brand products;
•maintain consumer confidence in the safety and quality of our vendor-supplied and proprietary brand food products and hardgood products;
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

Item 1. Business

Overview

Chewy, Inc. began operating as Chewy.com in 2011 and, in October 2013, Chewy.com, LLC was formed as a Delaware limited liability company. On March 16, 2016, Chewy.com, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Chewy, Inc. On May 31, 2017, Chewy, Inc. was acquired by PetSmart, Inc. (“PetSmart”). We completed the initial public offering (“IPO”) of our Class A common stock on June 18, 2019. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

During the fiscal year ended January 31, 2021, we were controlled by PetSmart. PetSmart is wholly-owned by a consortium including private investment funds advised by BC Partners, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC, and controlled by affiliates of BC Partners.

On February 12, 2021, PetSmart completed a refinancing transaction, and in connection with such transaction, all shares of our common stock held by PetSmart and its subsidiaries were distributed to affiliates of BC Partners. Subsequent to the distribution, PetSmart no longer directly or indirectly owns any shares of our common stock. As a result of these events, we are also no longer a restricted subsidiary under PetSmart’s credit facilities and indentures.

Our mission is to be the most trusted and convenient online destination for pet parents (and partners) everywhere. We believe that we are the preeminent online source for pet products, supplies and prescriptions as a result of our broad selection of high-quality products, which we offer at competitive prices and deliver with an exceptional level of care and a personal touch. We continually develop innovative ways for our customers to engage with us, and partner with approximately 2,500 of the best and most trusted brands in the pet industry offering more than 70,000 products, to bring a high-bar, customer-centric experience to our customers.

Our Industry

We operate in a large and growing industry in the U.S., comprising of pet food and treats, pet supplies and pet medications, other pet-health products, and pet services.

“Pet humanization” and premiumization driving higher spending per pet

Pet parents increasingly view pets as part of the family and are willing to spend more on higher-quality goods and services for those family members. According to the American Pet Products Association (the “APPA”) 2020 Packaged Facts report (“Packaged Facts”), more than 90% of pet owners in 2020 considered their pets to be a part of their family. Furthermore, according to Packaged Facts, 73% of pet parents are willing to spend more on high quality foods that are viewed as healthier for their pets.

Historical and projected growth in pet spending

According to Packaged Facts, spending on the overall pet market has grown from $73 billion in 2014 to an estimated $98 billion in 2020, or at a 5% compounded annual growth rate (“CAGR”) over that time. Packaged Facts projects the overall pet market to continue growing at a CAGR of over 6% through 2024, with retail pet food and treats projected to grow at a CAGR of over 5% annually over that time. Pet food and treat sales estimates from 2020 through 2024 were adjusted higher by 3% compared to pre-coronavirus (COVID-19) pandemic estimates from Packaged Facts .

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

Similar to the resiliency shown during the 2008 to 2010 recession, the pet industry experienced a significant increase in demand as a result of the COVID-19 pandemic despite the overall economic downturn, particularly within the e-commerce channel. Pet adoptions and fostering surged with “stay-at-home” orders further increasing demand and the continued humanization of pets. According to Packaged Facts’ April/May 2020 survey, only 16% of dog and cat owners agreed that they were spending less on pet food as a result of the COVID-19 pandemic and subsequent economic downturn, with 5% strongly agreeing and over 40% agreeing that they were buying pet food online more often as a result of the COVID-19 pandemic.

Rapid shift to online shopping, with significant remaining opportunity

The pet industry, like many others in the U.S., is experiencing a continued shift from in-store to online purchases and it appears that this migration has been accelerated by the COVID-19 pandemic, with tailwinds expected to continue for several years. In 2019, e-commerce claimed the top spot of pet food sales by channel as online shopping continues to take market share from brick-and-mortar retail. Packaged Facts reports that online shopping grew from 4% of U.S. pet product sales in 2014 to an estimated 27% in 2020 with over $10 billion of pet food and treats sold online. This represents an over 40% CAGR for online pet retail over that time frame. Packaged Facts estimates the e-commerce channel to rapidly increase to over 34% of the total pet food market by 2024, up from pre-pandemic estimates of 24% while all other channels are projected to remain flat or decline.

According to Packaged Facts’ April/May 2020 Survey of Pet Owners, 64% dog and cat owners agreed that more of their everyday spending was being done online, and 73% stated they feel safer buying things online as opposed to in a store. We believe that the secular trend toward online shopping will continue for a significant period as consumers look to benefit from the convenience of home delivery and subscription-based purchasing, as well as the heightened safety of a “contactless” shopping experience.

Growing trend of subscription-based purchasing

Additional Packaged Facts research indicates 58% of dog and cat owners like the idea of home delivery for pet food and over the past 12 months, 12% of online pet food purchases and 7% of treat purchases were subscription-based. We believe that the trend of increased subscription-based purchasing behavior within the broader secular trend toward online shopping supports higher levels of customer retention and revenue visibility.

Our Strengths

•Chewy’s commitment to customer service is the core of our brand.

◦Customer centricity. Everything about our company is organized around our commitment to provide an exceptional customer experience. We make the shopping experience easy and enjoyable, and that makes finding and buying the right product an amazing start to the customer journey. We provide competitive prices, customizable and convenient automatic reordering, fast and reliable order delivery, and innovative technology-driven services.

◦Customer service expertise that is knowledgeable and empowered. Our customer service representatives (“CSRs”) share a common bond - they love pets. This shared passion is evident in every interaction they have with our customers, whether via phone, email, or interactive live-chat. In addition, contacting us is easy, with virtually all customer calls being answered in less than ten seconds. From the moment they join Chewy, our CSRs receive extensive training from our knowledgeable team, learning the ins and outs of the world of pets and our product offering. Thereafter, they continue learning about brands and pets of all types via recurring training. This allows them to further hone their ability to deliver highly specialized, informed, and authentic advice to our customers.

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

•We offer the widest assortment of pet products available of any pet specialty retailer—and we continue to grow that assortment—which we offer at competitive prices. We carry approximately 2,500 carefully selected brands, representing the best and most popular products, and we regularly add new ones as we strive to offer everything that pet parents may want for their pets. In addition, we offer a wide range of free educational media (such as blogs, videos, and tutorials on our website, Be.Chewy.com) to enhance our product offering and the buying experience, helping pet parents choose the right product for their pet or find answers to commonly asked questions specific to their type of pet. In 2020, we also launched two innovative ventures that are valuable additions to our growing healthcare business and represent our first service-based offerings for pet parents: medication compounding and a telehealth service, “Connect with a Vet,” as part of our goal to make pet healthcare more affordable and accessible to pet parents.

•Our highly efficient and effective distribution network provides exceptional delivery with ongoing cost advantages and superior customer service. The strategic placement of our fulfillment centers across the U.S. enables us to cost-efficiently ship to over 80% of the U.S. population overnight and almost 100% in two days. The high volume of our sales, high participation rate in our Autoship subscription program, and relatively low seasonality of our business allow us to optimize asset utilization across our network and lower our fixed and variable cost per unit and our inventory levels.

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

•Our technology platform is scalable. Our advanced technology platform was developed to enable us to grow our sales volume and increase the number of active customers while reducing marginal transaction and operational costs. Given the significant fixed-cost component of our technology platform, we expect that our cost per transaction will continue to decrease as our sales volume grows. The scalability and integrated nature of our technology platform also allow us to run our operations in a cost-efficient manner by decreasing the number of operational personnel and automating many of our planning and fulfillment processes. For example, we have significantly improved our processes for picking and packing orders through better forecasting, inventory placement, and optimal labor planning, as well as investing in automated fulfillment processes. Our customer service model, while “high touch,” provides our CSRs with up-to-date customer data and cutting-edge tools to optimize their productivity. As we continue to grow, we expect that we will be able to further scale our fixed costs.

Our Strategy

•Continue to grow sales from our existing customer base. We seek to expand our share of our customers’ wallets by broadening the selection of products and services that we offer as well as improving customer engagement. Customers have historically spent more per purchase on our website and mobile applications after their first year as they discover the wide range of our product offering and the value proposition we provide. Our exceptional customer service and “WOW” programs help us retain customers and increase their level of engagement and spending.

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

•Continue to grow our proprietary brands. In 2016, we launched our first hardgoods proprietary brand, Frisco, and in 2017, we launched two consumables proprietary brands, American Journey and Tylee’s. Millions of customers have tried and reordered at least one of our proprietary brands over the years. Our goal is to provide value to our customers by offering proprietary brands with compelling quality and pricing. We believe there is significant room to grow our proprietary brands through continued growth of our current brands and the launch of new ones.

•Expand further into pet healthcare. Complementing our existing over-the-counter and veterinarian diet offerings, we launched Chewy Pharmacy in July 2018, thereby broadening our pet healthcare offering and providing our customers with a one-stop shop for their prescription and special diet needs. In 2020, we further advanced this goal by launching two innovative ventures that are valuable additions to our growing healthcare business and represent our first service-based offerings for pet parents. In October 2020, we launched a new telehealth service called “Connect with a Vet,” that allows pet parents and veterinarians to leverage the company’s proprietary tele-triage platform to preserve continuous veterinarian care. With this service, Chewy makes it possible for pet parents to connect directly with a licensed veterinarian to get answers to some of the most commonly asked questions, to receive advice, discuss concerns they might have regarding the health and wellness of their pet, and even get referrals to their local vets or emergency clinics. This was followed by the launch of compounding medications in November 2020, providing pet owners the ability to order customized, pharmaceutical grade, prescription medications that meet their pets’ unique needs, that cannot be fulfilled by commercially available alternatives.

These service offerings advance the company’s mission to be the most trusted resource for pet parents and veterinarians and our goal to make pet healthcare more affordable and accessible to pet parents. We believe that we share a common goal of pet health and wellness along with the veterinarian community, and we will continue to utilize our strengths to enhance partnerships with customers and veterinarians alike.

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

Competition in the pet products and services industry is strong, particularly within the e-commerce channel as the industry continues to experience a secular shift from in-store to online shopping. We face competition from the websites of our competitors such as other online retailers, online sales for omnichannel retailers, our suppliers’ own websites, and traditional brick and mortar retailers as well as those in the veterinary channel. Some of the principal competitive factors influencing our business are price, product selection and availability, fast and reliable delivery, and customer service. We believe our ability to provide a seamless shopping experience, fast and reliable delivery options, including our convenient Autoship subscription program, and our knowledgeable customer service sets us apart from our competitors.

Trademarks and Intellectual Property

Our rights in our intellectual property, including trademarks, patents, trade secrets, copyrights and domain names, as well as contractual provisions and restrictions on use of our intellectual property, are important to our business. For example, our trademark rights assist in our marketing efforts to develop brand recognition and differentiate our brands from our competitors. We own a number of trademark registrations and applications, in the U.S. as well as in certain foreign jurisdictions. These trademarks include, among others, “American Journey,” “All Kind,” “Blue Box Event,” “Chewy,” “Chewy.com,” “Dr. Lyon’s,” “Frisco,” “Goody Box,” “Onguard,” “Tiny Tiger,” “True Acre Farms,” and “Tylee’s.” The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods and services. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

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

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typically high concentration of revenue in the holiday quarter. Our net sales tend to grow throughout the fiscal year as we continue to acquire additional new customers and they continue to purchase from us. We recognized 23%, 24%, 25%, and 28% of our annual net sales during the first, second, third, and fourth quarters of fiscal 2020, respectively.

Human Capital

Our employees are critical to us fulfilling our mission of being the most trusted and convenient online destination for pet parents (and partners) everywhere. We accomplish this, in part, by recruiting, hiring, training, and retaining employees who share our core values of delivering superior customer service and caring about the needs of pets and their parents. To continue our mission, and to compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract, develop, motivate, and retain well-qualified employees. As part of these efforts, we strive to offer a competitive compensation and benefits program, focus on employee safety, give employees the opportunity to have a positive impact on society by being a part of our philanthropic endeavors, and foster a workplace that is reflective of our society and where everyone feels empowered to do their best work.

We employed approximately 18,500 full-time and part-time employees as of January 31, 2021. We consider our relationship with our employees to be good. As of March 23, 2021, none of our employees were represented by a labor union or covered by a collective bargaining agreement.

Compensation and Benefits Program. Our compensation and benefits are designed to enable us to attract, retain, and motivate well-qualified talent. We offer market-competitive compensation and benefits including life and health (medical, dental, and vision) insurance, paid time off, paid parental leave, a 401(k) plan, and a discount off purchases made on Chewy.com. We also offer our corporate employees “Paw-ternity” leave, allowing them to work from home for the first two weeks after a new dog is brought into their home. In addition, during fiscal year 2020, we offered emergency sick pay and additional paid time off for hourly employees for absences related to COVID-19.

Team Member Safety. We are committed to the health and safety of our employees. During fiscal year 2020, as a result of the COVID-19 pandemic, we implemented additional safety protocols to protect our employees, including protocols regarding social distancing and face coverings, temperature checks, and enhanced cleanings. In addition, a vast majority of our corporate employees continue to work remotely. We also provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations.

Community Involvement. Our Chewy Gives Back team works tirelessly at continuing our philanthropic mission of supporting animal shelters and rescues everywhere. During the fiscal year ended January 31, 2021, we donated approximately $35 million in products and supplies to animal shelters and rescues.

Diversity, Equity, and Inclusion. At Chewy, we recognize the significance of a diverse and inclusive workforce and fostering safe working environments in which our employees can be their authentic and best selves. Chewy’s diversity, equity, and inclusion mission is to hire, retain, and promote exceptional talent that values and is inclusive of all backgrounds and perspectives to deliver excellence. We are focused on this mission and on building an inclusive culture through a variety of diversity, equity, and inclusion initiatives, including assessments of current Chewy processes and policies.

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

Summary Risk Factors

Our business faces significant risks. The risk factors described below are only a summary of the principal risk factors associated with an investment in us. These risks are more fully described in this “Risk Factors” section, including the following:

Risks Related to Our Business and Operations
•Our recent growth rates may not be sustainable or indicative of our future growth and we may not be able to successfully manage the challenges to our future growth.
•The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.
•If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net sales, improve margins and achieve profitability.
•The growth of our business depends on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.
•We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.
•Our estimate of the size of our addressable market may prove to be inaccurate.
•If we are not able to source additional, or strengthen our existing relationships with, suppliers, or if we lose any of our key suppliers, our business could be negatively impacted.
•Any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.
•If we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment centers, our business, financial condition, and results of operations could be harmed.
•Our business may be adversely affected if we are unable to provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology.
•We are subject to risks related to online payment methods.
•Any significant interruptions or delays in service on our website or mobile applications or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers or suppliers.

•Our failure or the failure of third-party service providers to protect our website, networks, and systems against cybersecurity incidents, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business, financial condition, and results of operations.
•Safety, quality, and health concerns could affect our business.
•Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the United States (“U.S.”), could materially and adversely affect our business, financial condition, and results of operations.
•We are subject to extensive governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.
•Resistance from veterinarians to authorize prescriptions, or attempts/efforts on their part to discourage pet owners from purchasing from us could cause our sales to decrease and could adversely affect our financial condition and results of operations.
•Our ability to utilize net operating loss carryforwards may be subject to certain limitations.
•We may be unable to adequately protect our intellectual property rights. Additionally, we may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.
•If we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.
•Uncertainties in economic conditions and their impact on consumer spending patterns, particularly in the pet products market, could adversely impact our results of operations.
•Significant merchandise returns or refunds could harm our business.
•Severe weather, including hurricanes, earthquakes and natural disasters could disrupt normal business operations, which could result in increased costs and materially and adversely affect our business, financial condition, and results of operations.
•Our failure to manage new acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us.
•If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S.
Risks Related to Our Industry
•Competition in the pet products and services retail industry, especially Internet-based competition, is strong and presents an ongoing threat to the success of our business.
•Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition, and results of operations.
Risks Related to Our Indebtedness
•Restrictions in our revolving credit facility could adversely affect our operating flexibility.
Risks Related to Ownership of Our Class A Common Stock
•Our stock price has been, and may continue to be, volatile and may decline regardless of our operating performance.
•The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
•We are a “controlled company” within the meaning of the rules of NYSE and, as a result, we rely on exemptions from certain corporate governance requirements and the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.
General Risk Factors
•Future litigation could have a material adverse effect on our business and results of operations.
•If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may be unable to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Risks Related to Our Business and Operations

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
•expand our proprietary brand product offering, including the launch of new brands and expansion into new offerings;
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

Our ability to improve margins and achieve profitability will also depend on the factors described above. We cannot provide assurance that we will be able to successfully manage any of the foregoing challenges to our future growth. Any of these factors could cause our net sales growth to decline and may adversely affect our margins and profitability. We have also benefited from increasing pet ownership and discretionary spending on pets. To the extent these trends slow or reverse, our net sales, margins and profitability could be adversely affected. In particular, COVID-19 has driven an increase in pet ownership and consumer demand for our products that may not be sustained or may reverse. Failure to continue our net sales growth or improve margins could have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of net sales growth as an indication of our future performance.

The recent outbreak of the COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.

The outbreak of COVID-19 has been declared a pandemic by the World Health Organization and continues to spread in the U.S., Canada, and in many other countries globally. Related government and private sector responsive actions have adversely affected, and may continue to adversely affect, our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation continues to evolve and variant strains of the virus have led to increased uncertainty. The COVID-19 pandemic has disrupted the global supply chain and may cause disruptions to our operations if a significant number of employees are quarantined or if they are otherwise limited in their ability to work at our locations or travel. Any worsening of the COVID-19 pandemic, including the unknown potential impact of variant strains, and any future actions in response to the COVID-19 pandemic by federal, state or local authorities, including those that order the shutdown of non-essential businesses or limit the ability of our employees to travel to work, could impact our ability to take or fulfill our customers’ orders and operate our business. If surges related to the COVID-19 pandemic or any future pandemics outpace our capacity or occur at unexpected times, we may be unable to fully meet our customers’ demands for our products.

As a result of the COVID-19 pandemic, many of our personnel are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns, increase our exposure to potential wage and hour issues, and decrease the cohesiveness of our teams and our ability to maintain our corporate culture. As we prepare to return our workforce back to the office in 2021, we may experience increased costs as we prepare our facilities for a safe return to work environment and experiment with hybrid work models.

Our plans to open new fulfillment centers or to expand the capacity of our existing fulfillment centers over the next few years may also be delayed or made more costly by the continuing spread of COVID-19 and variant strains. Disruptions to the operations of our fulfillment centers and delays or increased costs in the expansion of our fulfillment center capacity may negatively impact our financial performance and slow our future growth.

The uncertainty around the duration of business disruptions and the extent of the spread of the virus in the U.S. and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending. Any of these outcomes could have a material adverse impact on our business, financial condition, operating results and ability to execute and capitalize on our strategies. The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. The COVID-19 pandemic could adversely affect our business operations, costs of doing business, availability of labor, access to inventory, supply chain operations and financial results for a period of time that is currently unknown.

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

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support our continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel in the areas where our corporate offices are located, and certain other areas in which we have operations. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition, and results of operations.

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

The growth of our business depends on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.

Our growth depends, in part, on our ability to successfully introduce new products and services, including our proprietary brand products, and improve and reposition our existing products and services to meet the requirements of our customers and the needs of their pets. It also depends on our ability to expand our offering. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and services and expansion into new offerings involves considerable costs. In addition, it may be difficult to establish new supplier or partner relationships and determine appropriate product selection when developing a new product, service or offering. Any new product, service or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and, as a result, may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, services or any new offering, that respond to changes in consumer requirements and preferences, or if our new product or service introductions, repositioned products or services, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

In addition, while we plan to continue to invest in the development of our business, including in the expansion of our offering of proprietary brand products, we may be unable to maintain or expand sales of our proprietary brand products for a number of reasons, including the loss of key suppliers and product recalls. Maintaining consistent product quality, competitive pricing, and availability of our proprietary brand products for our customers is essential to developing and maintaining customer loyalty and brand awareness. Our proprietary brand products on average provide us with higher gross margins than the comparable third-party brand products that we sell. Accordingly, our inability to sustain the growth and sales of our proprietary brand offerings may materially and adversely affect our projected growth rates, business, financial condition, and results of operations.

Our continued success is largely dependent on positive perceptions of our company.

We believe that one of the reasons our customers prefer to shop at Chewy is the reputation we have built for providing an exceptional customer experience. To be successful in the future, we must continue to preserve, grow, and leverage the value of our reputation and our brand. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence and have adverse effects on our business and financial results, particularly if they result in adverse publicity or widespread reaction on social media, governmental investigations, or litigation.

We have a history of losses and may generate operating losses as we continue to expand our business.

We have a history of losses and may continue to generate operating losses in the near-term as we increase investment in our business. Furthermore, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we increase our advertising, launch new fulfillment centers, expand our offerings, hire additional personnel and continue to develop features on our website and mobile applications. In particular, we intend to continue to invest substantial resources in marketing to acquire new customers. Our operating expenses may also be adversely impacted by increased costs and delays in launching new fulfillment centers and expanding fulfillment center capacity as a result of the COVID-19 pandemic, as well as increased costs associated with returning to our corporate offices in a safe manner. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially and adversely affected.

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

We purchase significant amounts of products from a number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide products in a timely or cost-effective manner could impair our growth and materially and adversely affect our business, financial condition, and results of operations. For instance, as a result of the disruptions resulting from the COVID-19 pandemic, some of our existing suppliers were not able to supply us with products in a timely or cost-effective manner. While we believe these disruptions to be temporary, their duration is uncertain and a continued inability of our existing suppliers to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations.

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

We currently rely on third-party national, regional and local logistics providers to deliver the products we offer on our website and mobile applications. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. For example, changes to the terms of our shipping arrangements may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products through our website and mobile applications, which would adversely affect our business, financial condition, and results of operations. Further, due to the continuing spread of COVID-19 and its variant strains and related governmental work and travel restrictions, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience and our results or operations. The spread of COVID-19, and any future pandemic, epidemic or similar outbreak, may disrupt our suppliers and logistics providers, such as FedEx, UPS, DHL, the U.S. Postal Service and other third- party delivery agents, as their workers may be prohibited or otherwise unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased border controls and closures, among other things. We may also incur higher shipping costs due to various surcharges by third- party delivery agents on retailers related to the increased shipping demand resulting from the COVID-19 outbreak and any future pandemic, epidemic or similar outbreak.

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

We anticipate the need to add additional fulfillment center capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by the spread of COVID-19 and its variant strains and related governmental orders and there may be delays or increased costs associated with such expansion as a result of the spread and impact of the COVID-19 pandemic. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

We currently accept payments using a variety of methods, including credit card, debit card, Paypal and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements, fraud and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with PCI DSS or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.

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

Our business depends on network and mobile infrastructure, our third-party data center hosting facilities, including cloud- service providers, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our website or mobile applications or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers or suppliers.

A key element of our strategy is to generate a high volume of traffic on, and use of, our website and mobile applications. Our reputation and ability to acquire, retain and serve our customers are dependent upon the reliable performance of our website and mobile applications and the underlying network infrastructure. As our customer base and the amount of information shared on our website and mobile applications continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers, including cloud providers, and equipment and related network infrastructure to handle the traffic on our website and mobile applications. The operation of these systems is complex and could result in operational failures. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. In the event that the volume of traffic of our customers exceeds the capacity of our current network infrastructure or in the event that our customer base or the amount of traffic on our website and mobile applications grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our website and mobile applications and prevent our customers from accessing our website and mobile applications. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our website or mobile applications could reduce consumer satisfaction and result in a reduction in the number of consumers using our products and services.

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

We currently rely upon third-party data storage providers, including cloud storage solution providers, including Amazon Web Services (“AWS”). Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our website and mobile applications are processed through, servers hosted by these providers. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our website.

Any damage to, or failure of, our systems or the systems of our third-party data centers, including cloud storage solution providers, or our other third-party providers could result in interruptions to the availability or functionality of our website and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If for any reason our arrangements with our data centers, cloud storage solution providers or other third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have designed certain of our software and computer systems so as to also utilize data processing, storage capabilities and other services provided by AWS. Given this, along with the fact that we cannot rapidly switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party data centers, including cloud storage solution providers, or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our website and mobile applications.

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

As a result of our services being web based, we collect, process, transmit and store large amounts of data about our customers, employees, suppliers and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect this data from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our website, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our website, networks and systems; unauthorized access to and misappropriation of consumer and/or employee information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our website, networks or systems; deletion or modification of content or the display of unauthorized content on our website; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have an material adverse effect on our business, financial condition, and results of operations. This is more so since governmental authorities throughout the U.S. and around the world are devoting more attention to data privacy and security issues.

While we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Additionally, even though we continue to devote significant resources to monitor and update our systems and implement information security measures to protect our systems, there can be no assurance that any controls and procedures we have in place will be sufficient to protect us from future cybersecurity incidents. Failure by us or our vendors to comply with data security requirements, including the CCPA’s new “reasonable security” requirement in light of the private right of action, or rectify a security issue may result in class action litigation, fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. As a result, we may face interruptions to our systems, reputational damage, claims under privacy and data protection laws and regulations, customer dissatisfaction, legal liability, enforcement actions or additional costs, any and all of which could adversely affect our business, financial condition, and results of operations.

Safety, quality, and health concerns could affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of our vendor supplied and proprietary brand food and hardgood products. All of our suppliers are required to comply with applicable product safety laws and we are dependent upon them to ensure such compliance. One or more of our suppliers, including manufacturers of our proprietary brand products, might not adhere to product safety requirements or our quality control standards. Any issues of product safety or allegations that our products are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries, could cause those products to be recalled. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products we offer, or cause supplier production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our suppliers or us, expose us or our suppliers to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our business, financial condition, and results of operations. In addition, our products may be exposed to product recalls, and we may be subject to litigation, if they are alleged to cause or pose a risk of injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider do not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may be unable to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. Any of these factors could negatively impact our business and adversely affect our results of operations.

Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the U.S., could materially and adversely affect our business, financial condition, and results of operations.

We depend on a number of suppliers and outsourcing partners, a significant portion of which are located in Asia, to provide our customers with a wide range of products in a timely and efficient manner. If we are unable to maintain our relationships with our existing outsourcing partners or cannot identify or enter into relationships with new outsourcing partners to meet the manufacturing and assembly needs of our proprietary brand business, our proprietary brand business may be disrupted and our business, financial condition, and results of operations may be materially and adversely affected. In addition, political and economic instability, the financial stability of our suppliers and outsourcing partners, their ability to meet our standards, labor problems, the availability and prices of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, natural disasters and epidemics, among other factors, are beyond our control and may materially and adversely affect our suppliers and outsourcing partners and, in turn, our business, financial condition, and results of operations. For example, governments, public institutions and other organizations in countries and regions where cases of COVID-19 have been detected are taking certain emergency measures to combat its spread and impact, including implementation of travel bans and closures of factories, schools, public buildings, businesses and other institutions. While the full impact of this outbreak is not yet known, our business has been affected by, and may continue to be affected by, disruptions or restrictions on our employees’ and other service providers’ ability to travel, temporary closures of our facilities, including one or more of our fulfillment centers or customer service centers, or the facilities of our suppliers and other vendors in our supply chain. We have suppliers around the world, including in China, the U.S. and other countries where cases of COVID-19 have been reported and may be spreading rapidly in the community. If COVID-19 or any of its variant strains were to continue to spread widely in the U.S. or in any other country or region where we have a significant employee presence, facilities or critical operations, it could impair our ability to manage day-to-day operations and service our customers, increase our costs of operations and also result in, among other things, losses of revenue. In addition to the potential direct effects on us of COVID-19 or any similar epidemic or pandemic, we could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions as a result of COVID-19 or any similar outbreak.

Moreover, there is uncertainty regarding the future of international trade agreements and the U.S.’ position on international trade. For example, the U.S. government has previously threatened to undertake a number of actions relating to trade with Mexico, including the imposition of escalating tariffs on goods imported into the U.S. from Mexico. In addition, the U.S. government has previously raised tariffs, and imposed new tariffs, on a wide range of imports of Chinese products. The U.S. federal government may also withdraw from or materially modify international trade agreements. Additional trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us and to our suppliers based in the U.S. and may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.

We are subject to extensive governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulation, and our failure to comply may result in enforcements, recalls, and other adverse actions.

We are subject to a broad range of federal, state, local, and foreign laws and regulations intended to protect public and worker health and safety, natural resources and the environment. Our operations, including our outsourced proprietary brand manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”) and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards. In addition, we and our outsourced proprietary brand manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. These laws and regulations also govern our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our outsourced proprietary brand manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially and adversely affect our business, financial condition, and results of operations. In addition, changes in the laws and regulations to which we are subject could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy.

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

We may inadvertently fail to comply with various state or federal regulations covering our pet health business, including the dispensing of prescription pet medications and provision of telehealth services, which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our pharmacy licenses.

The sale and delivery of prescription pet medications and the provision of telehealth services are generally governed by state laws and regulations and, with respect to controlled substances, also by federal law, and are subject to extensive regulation and oversight by state and federal governmental authorities. The laws and regulations governing our operations and interpretations of those laws and regulations are increasing in number and complexity, change frequently, and can be inconsistent or conflicting. In addition, the governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the laws and regulations that govern us and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. We are party to a number of routine administrative complaints incidental to our pharmacy business. We cannot assure you that we will not be subject to reprimands, sanctions, probations or fines, or that one or more of our pharmacy licenses will not be suspended or revoked, or our ability to offer telehealth services will not be challenged, in connection with these complaints or otherwise. We may also be the subject of administrative complaints in the future.

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

We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising which we rely upon to attract new customers. In addition, we also collect, store, and transmit employees’ health information in order to administer employee benefits; accommodate disabilities and injuries; comply with public health requirements; and mitigate the spread of COVID-19 in the workplace.

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

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June, 2018 the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, impose fines and other penalties or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

Our ability to utilize net operating loss carryforwards may be subject to certain limitations.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that impose an annual limitation on the ability of a company with net operating loss carryforwards that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock (by value) over a three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership changes among holders owning directly or indirectly 5% or more of the shares of stock of a company or any change in ownership arising from a new issuance of shares of stock by such company. If a company’s income in any year is less than the annual limitation prescribed by Section 382 of the Code, the unused portion of such limitation amount may be carried forward to increase the limitation (and net operating loss carryforward utilization) in subsequent tax years.

We experienced an ownership change related to PetSmart’s acquisition of us that will result in an annual limitation under Section 382 of the Code, but we do not expect such limitation to have a material adverse effect on our ability to utilize net operating losses. In addition, if we were to undergo a further ownership change as a result of future transactions involving our common stock, including a follow-on offering of our common stock or purchases or sales of common stock between 5% holders, our ability to use our net operating loss carryforwards may be subject to additional limitation under Section 382 of the Code. As a result, a portion of our net operating loss carryforwards may expire before we are able to use them. If we are unable to utilize our net operating loss carryforwards, there may be a negative impact on our financial position and results of operations.

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
•adverse effects on existing business relationships with suppliers, outsourced proprietary brand manufacturing partners, retail partners and distribution customers;
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

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S.

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

Risks Related to Our Industry

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

We compete directly and indirectly with veterinarians for the sale of pet medications and other pet health products. Veterinarians hold a competitive advantage over us because many pet parents may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional pet pharmacies. Both online and traditional pet pharmacies may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base. Online pet pharmacies may have a competitive advantage over us because of established affiliate relationships that drive traffic to their website. Traditional pet pharmacies may hold a competitive advantage over us because pet parents may prefer to purchase these products from a store instead of online. In addition, we face growing competition from online and multichannel pet pharmacies, some of whom may have a lower cost structure than ours, as customers now routinely use computers, tablets, smartphones, and other mobile devices and mobile applications to shop online and compare prices and products in real time. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins and in turn adversely affect our results of operations. We also face a significant challenge from our competitors forming alliances with each other, such as those between online and traditional pet pharmacies. These relationships may enable both their retail and online stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts, which could be a competitive disadvantage to us.

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

Risks Related to Our Indebtedness

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

We do not intend to pay dividends for the foreseeable future and the terms of our revolving credit facility may also restrict our ability to pay dividends.

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

Risks Related to Our Relationship with and Separation from PetSmart

Since we are no longer controlled by or affiliated with PetSmart, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us.

As of February 12, 2021, we were no longer controlled by PetSmart, although our company and PetSmart remain controlled by affiliates of BC Partners. Our relationship with PetSmart provided us with increased scale and reach. Since we are no longer controlled by PetSmart, we may incur increased costs and higher prices to our customers, which may adversely affect our business, financial condition, and results of operations.

If affiliates of BC Partners sell a controlling interest in our company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our Class A common stock and we may become subject to the control of a presently unknown third party. Substantial future sales by affiliates of BC Partners or others of our common stock, or the perception that such sales may occur, could also depress the price of our Class A common stock.

Affiliates of BC Partners that control our company have the ability, should they choose to do so, to sell some or all of their shares of our common stock in a privately negotiated transaction or otherwise, which, if sufficient in size, could result in a change of control of our company. The ability of affiliates of BC Partners to sell their shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our Class A common stock that will be publicly traded hereafter, could prevent you from realizing any change-of-control premium on your shares of our Class A common stock that may otherwise accrue to affiliates of BC Partners on their sale of our common stock. Additionally, if affiliates of BC Partners sell their significant equity interest in our company, or if secured parties foreclose on any or all of the shares of Class B common stock beneficially owned by affiliates of BC Partners pursuant to the pledges that secure certain debt, including certain of PetSmart’s credit facilities and indentures, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if affiliates of BC Partners sell a controlling interest in our company to a third party, any outstanding indebtedness may be subject to acceleration and our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations and financial condition.

We have also granted certain registration rights to certain holders of our Class B common stock, including certain affiliates of BC Partners, pursuant to which they have the right to demand that we register Class A common stock beneficially owned by them under the Securities Act as well as the right to demand that we include any such shares in any registration statement that we file with the SEC, subject to certain exceptions.

We are unable to predict with certainty whether or when such holders of our Class B common stock will exercise its registration rights and/or sell a substantial number of shares of our common stock. The sale by affiliates of BC Partners of a substantial number of shares, or a perception that such sales could occur, could also significantly reduce the market price of our Class A common stock.

Conflicts of interest may arise because some of our directors own stock or other equity interests in PetSmart and hold management or board positions with PetSmart.

Some of our directors directly or indirectly own equity interests in PetSmart. In addition, some of our directors are also directors or officers of PetSmart or its parent companies. Ownership of such equity interests by our directors and the presence of directors or officers of PetSmart or its parent companies on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and any one of them, or involving us and PetSmart, that could have different implications for any of these investors than they do for us. Pursuant to our amended and restated certificate of incorporation, none of our non-employee directors have a duty, to the fullest extent permitted by law, to refrain from engaging in the same or similar business activities or lines of business in which we are now engaged in or from otherwise competing with

us. In addition, pursuant to our amended and restated certificate of incorporation, we may be unable to take advantage of corporate opportunities presented to individuals who are directors of both us and our affiliates, including PetSmart. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

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

The resolution of any potential conflicts or disputes between us and PetSmart or its subsidiaries over these or other matters may be unfavorable for us.

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

Affiliates of BC Partners control the direction of our business and the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.

As of March 23, 2021, affiliates of BC Partners beneficially owned more than 50% of our outstanding shares of common stock and, together with its affiliates, exercised control over more than 95% of the voting power of our outstanding common stock. So long as BC Partners and/or its affiliates remain our controlling stockholder they will be able to control, directly or indirectly, and subject to applicable law, all matters affecting us, including:

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

Because BC Partners and its affiliates’ interests may differ from ours or from those of our other stockholders, actions that BC Partners or its affiliates take with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders, including holders of our Class A common stock. In addition, even if BC Partners and/or its affiliates were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of such matters so long as it owns a significant portion of our common stock.

In addition, certain of our stockholders which are affiliated with BC Partners have granted, and in the future may grant, a security interest in shares of our common stock beneficially owned by them, to secure certain debt, including debt of PetSmart, each of which includes customary default provisions. In the event of a default under the agreements governing such debt, the secured parties may foreclose upon any and all shares of our common stock pledged to them. Future transfers by BC Partners and their affiliates of Class B common stock, which entitles each holder thereof to ten votes per share (including transfers by secured parties that foreclose on Class B common stock), will generally result in those shares converting on a one-to-one basis to Class A common stock, which entitles each holder thereof to one vote per share. As a result, such transfers will have the effect, over time, of increasing the relative voting power of holders of Class B common stock who retain their shares in the long-term, which may include our directors and their affiliates.

We are a “controlled company” within the meaning of the rules of NYSE and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

As of March 23, 2021, affiliates of BC Partners control a majority of the voting power of our outstanding common stock. As a result, we are considered as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

While affiliates of BC Partners control a majority of the voting power of our outstanding common stock, we intend to rely on these exemptions and, as a result, will not have a majority of independent directors on our board of directors. Our nominating and corporate governance and compensation committees will also not consist entirely of independent directors. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

General Risk Factors

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

Until our initial public offering in June 2019, we were not subject to the internal control and financial reporting requirements that are required of a publicly-traded company. Beginning with the fiscal year ended January 31, 2021, we are required to comply with the requirements of The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our co-headquarters are located in Dania Beach, Florida and Boston, Massachusetts. In addition, we lease and operate fulfillment centers in 13 locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate customer service centers in four locations. The following table sets forth the location, use and size of certain of our properties as of March 23, 2021:

Use	Location	Square Footage
Florida co-headquarters	1855 Griffin Road, Dania Beach, FL 33004	113,832
Boston co-headquarters	343 Congress Street, Boston, MA 02210	69,079
Fulfillment center	600 New Commerce Boulevard, Wilkes-Barre, PA 18706	808,160
Fulfillment center	255 S. 143rd Avenue, Goodyear, AZ 85338	801,424
Fulfillment center	100 Goodman Drive, Etters, PA 17319	732,000
Fulfillment center	3280 Lightner Road, Dayton, OH 45377	690,500
Fulfillment center	255 Front Creek Road, Salisbury, NC 28146	690,500
Fulfillment center	37 Archbald Heights Road, Jessup, PA 18434	690,500
Fulfillment center	7243 Grady Niblo Road, Dallas, TX 75236	663,000
Fulfillment center	3380 N.W. 35 Avenue Road, Ocala, FL 34475	611,676
Fulfillment center	40 Dauphin Drive, Mechanicsburg, PA 17050	604,333
Fulfillment center	1974 Innovation Boulevard, Clayton, IN 46118	597,844
Fulfillment center	385 Milan Drive, McCarran, NV 89434	566,866
Fulfillment center	30901 West 191st St, Edgerton, KS 66021	436,866
Fulfillment center	11403 Bluegrass Parkway, Suite 650, Louisville, KY 40299	27,679
Customer service center	3251 Hollywood Boulevard, Hollywood, FL 33021	100,928
Customer service center	930 E. Campbell Road, Suite 200, Richardson, TX 75081	57,120
Customer service center	1950 N. Stemmons Freeway, Dallas, TX 75207	51,934
Customer service center	3621 Fern Valley Road, Louisville, KY 40219	25,274

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers
The following information relates to our executive officers:

Name	Age	Position
Sumit Singh	41	Chief Executive Officer and Director
Mario Marte	45	Chief Financial Officer
Satish Mehta	56	Chief Technology Officer
Susan Helfrick	54	General Counsel and Secretary

Sumit Singh

Mr. Singh is the CEO of Chewy, Inc. and serves on Chewy’s Board of Directors. He was named CEO in March 2018, following a seven-month stint in his role as Chief Operating Officer, and has served as a director since April 2019. In 2019, he led the Company through its IPO. Mr. Singh was subsequently named to the 2020 ‘Bloomberg 50’, Bloomberg Businessweek’s annual list of innovators, entrepreneurs, and leaders who have changed the global business landscape over the past year, and to Comparably’s ‘Best CEOs 2020.’

Prior to joining Chewy, Mr. Singh held senior leadership positions at Amazon, where from 2015 to 2017, he served as Worldwide Director of Amazon, Inc.’s Consumables businesses (fresh and pantry) and, from 2013 to 2015, as General Manager for Amazon, Inc.’s North American merchant fulfillment and third-party businesses. Prior to Amazon, Inc., Mr. Singh served in senior management positions at Dell Technologies, Inc. He has nearly 20 years of global leadership experience that spans e-commerce, technology, retail and logistics.

He holds a Bachelor of Technology degree from Punjab Technical University and a Master’s in Engineering from the University of Texas at Austin, where, in 2019, he was inducted into the Academy of Distinguished Alumni for outstanding achievement. He also holds an MBA from the University of Chicago, Booth School of Business.

Mario Marte

Mr. Marte has served as our Chief Financial Officer since September 2018. Mr. Marte joined Chewy in April 2015 and had previously been serving as Chewy’s Vice President—Finance & Treasurer. In 2017, he had significant involvement in PetSmart’s acquisition of Chewy and in 2019, he played an active role in leading the Company through its IPO. From September 2011 to April 2015, Mr. Marte served as the Vice President—Financial Planning & Analysis for Hilton Worldwide Holdings, Inc. From July 2003 to September 2011, Mr. Marte worked at American Airlines, serving in various positions, including as the Division Controller—Onboard Service. Mr. Marte has served on the board of directors of Best Buy Co., Inc. (NYSE “BBY”) since January 2021. Mr. Marte holds a B.S. in computer engineering from the University of South Florida, and an M.B.A. from Duke University’s Fuqua School of Business.

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

Susan Helfrick

Ms. Helfrick has served as our General Counsel since December 2014 and as our Secretary since October 2015. From February 2009 to July 2014, Ms. Helfrick served as the General Counsel Americas and Executive Vice President at GfK. Ms. Helfrick has previously also served as the Assistant General Counsel and Vice President of Goldman Sachs from August 2007 to January 2009, as well as the Managing Director and Associate General Counsel of HSBC Securities from May 2005 to August 2007. Ms. Helfrick’s experience also includes serving as a Director at UBS from May 2000 to May 2005, an Associate at Skadden, Arps, Slate, Meagher & Flom LLP from May 1997 to May 2000, and as a staff attorney at the Securities and Exchange Commission from May 1995 to May 1997. Ms. Helfrick holds an LL.M. from Georgetown University Law Center, an M.B.A. from Cornell Jonson Graduate School of Management, a J.D. from the Dickinson School of Law at Pennsylvania State University, and a B.A. from the University of Pittsburgh.

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

Holders of Common Stock

As of the close of business on March 23, 2021, there were 73 stockholders of record of our Class A common stock and 3 stockholders of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the thirteen weeks ended January 31, 2021.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the thirteen weeks ended January 31, 2021.

Cumulative Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chewy, Inc. under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return to stockholders of our Class A common stock relative to the cumulative total returns of the S&P 500 Index and DJ Internet Commerce Index. An investment of $100 is assumed to have been made in our Class A common stock and in the indices on June 14, 2019, the date our Class A common stock began trading on the NYSE, and their relative performance is tracked through January 31, 2021. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
for Chewy, Inc., the S&P 500 Index,
and the DJ Internet Commerce Index
$350
$300
$250
$200
$150
$100
$50
Jun 2019
Jul 2019
Aug 2019
Sep 2019
Oct 2019
Nov 2019
Dec 2019
Jan 2020
Feb 2020
Mar 2020
Apr 2020
May 2020
Jun 2020
Jul 2020
Aug 2020
Sep 2020
Oct 2020
Nov 2020
Dec 2020
Jan 2021
Chewy, Inc.
S&P 500
DJ Internet Commerce Index

Item 6. Selected Consolidated Financial Data
The Company is not providing information with respect to this Item as it is choosing to voluntarily comply with the amendments to Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for fiscal year 2020 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and around-the-clock convenience that only e-commerce can offer. We believe that we are the preeminent online destination for pet parents as a result of our broad selection of high-quality products, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and continually develop innovative ways for our customers to engage with us. We partner with approximately 2,500 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding proprietary brands. Through our website and mobile applications, we offer our customers more than 70,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

COVID-19

The COVID-19 pandemic has been a highly disruptive economic and societal event that has affected our business and has had a significant impact on consumer shopping behavior. To serve our pet parents while also providing for the safety and well-being of our team members, we have adapted aspects of our logistics, transportation, supply chain and purchasing processes accordingly. As reflected in the discussion below, we have seen customers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased sales and order activity for our business. While the COVID-19 outbreak has not had a material adverse impact on our operations to date, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will ultimately have on our business.

As this crisis has unfolded, we have continued to monitor conditions and adapt our operations to meet federal, state and local standards. We have done so to continue meeting the needs of our rapidly growing community of pets and pet parents and to ensure the safety and well-being of our team members. We cannot predict the duration or severity of COVID-19 or its ultimate impact on the broader economy or our operations and liquidity. As such, the situation remains unpredictable and risks still remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” in this 10-K Report and in the section titled “Risk Factors” in Item 1A of this 10-K Report.

Fiscal Year End

The Company has a 52 or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2020 fiscal year ended January 31, 2021 and included 52 weeks (“Fiscal Year 2020”). The Company’s 2019 fiscal year ended February 2, 2020 and included 52 weeks (“Fiscal Year 2019”). The Company’s 2018 fiscal year ended February 3, 2019 and included 53 weeks (“Fiscal Year 2018”).

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	Fiscal Year			% change
(in thousands, except net sales per active customer and percentages)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Financial and Operating Data
Net sales	$7,146,264	$4,846,743	$3,532,837	47.4%	37.2%
Net loss (1)	$(92,486)	$(252,370)	$(267,890)	63.4%	5.8%
Net margin (1)	(1.3)%	(5.2)%	(7.6)%
Adjusted EBITDA(2)	$85,157	$(81,025)	$(228,905)	205.1%	64.6%
Adjusted EBITDA margin(2)	1.2%	(1.7)%	(6.5)%
Net cash provided by (used in) operating activities	$132,755	$46,581	$(13,415)	185.0%	n/m
Free cash flow(2)	$2,012	$(2,055)	$(57,575)	197.9%	96.4%
Active customers	19,206	13,459	10,585	42.7%	27.2%
Net sales per active customer	$372	$360	$334	3.3%	7.8%
Autoship customer sales	$4,889,485	$3,362,835	$2,322,480	45.4%	44.8%
Autoship customer sales as a percentage of net sales	68.4%	69.4%	65.7%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $129.2 million, $136.2 million, and $14.4 million, for Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018, respectively.

(2) Adjusted EBITDA, adjusted EBITDA margin and free cash flow are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

We define net margin as net loss divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this
10-K Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net loss excluding depreciation and amortization; share-based compensation expense and related taxes; income tax provision; interest income (expense), net; management fee expense; transaction related costs; and litigation matters and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

We believe it is useful to exclude non-cash charges, such as depreciation and amortization, share-based compensation expense and management fee expense from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision; interest income (expense), net; transaction related costs; and litigation matters and other items which are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
•adjusted EBITDA does not reflect transaction related costs (e.g. IPO costs) and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or planned transaction and include litigation matters, integration consulting fees, internal salaries and wages (to the extent the individuals are assigned full-time to integration and transformation activities) and certain costs related to integrating and converging IT systems; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, including various cash flow metrics, net loss, net margin, and our other GAAP results.

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	Fiscal Year
Reconciliation of Net Loss to Adjusted EBITDA	2020	2019	2018
Net loss	$(92,486)	$(252,370)	$(267,890)
Add (deduct):
Depreciation and amortization	35,664	30,645	23,210
Share-based compensation expense and related taxes	129,208	136,237	14,351
Interest expense (income), net	2,022	(356)	124
Management fee expense(1)	1,300	1,300	1,300
Transaction related costs	2,369	1,396	—
Other	7,080	2,123	—
Adjusted EBITDA	$85,157	$(81,025)	$(228,905)
Net sales	$7,146,264	$4,846,743	$3,532,837
Net Margin	(1.3)%	(5.2)%	(7.6)%
Adjusted EBITDA margin	1.2%	(1.7)%	(6.5)%
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

($ in thousands)	Fiscal Year
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow	2020	2019	2018
Net cash provided by (used in) operating activities	$132,755	$46,581	$(13,415)
Deduct:
Capital expenditures	(130,743)	(48,636)	(44,160)
Free Cash Flow	$2,012	$(2,055)	$(57,575)

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

Components of Results of Consolidated Operations

Net Sales

We derive net sales primarily from sales of both third-party brand and proprietary brand pet food, pet products, pet medications and other pet health products, and related shipping fees. Sales of third-party brand and proprietary brand pet food, pet products and shipping revenues are recorded when products are shipped, net of promotional discounts and refund allowances. Taxes collected from customers are excluded from net sales. Net sales is primarily driven by growth of new customers and active customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program.

We also periodically provide promotional offers, including discount offers, such as percentage discounts off current purchases and other similar offers. These offers are treated as a reduction to the purchase price of the related transaction and are reflected as a net amount in net sales.

Cost of Goods Sold

Cost of goods sold consists of the cost of third-party brand and proprietary brand products sold to customers, inventory freight, shipping supply costs, inventory shrinkage costs, and inventory valuation adjustments, offset by reductions for promotions and percentage or volume rebates offered by our vendors, which may depend on reaching minimum purchase thresholds. Generally, amounts received from vendors are considered a reduction of the carrying value of inventory and are ultimately reflected as a reduction of cost of goods sold.

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

Presentation of Results of Consolidated Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Consolidated Operations and Liquidity and Capital Resources includes a comparison of Fiscal Year 2020 to Fiscal Year 2019. A similar discussion and analysis which compares Fiscal Year 2019 to Fiscal Year 2018 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) under the Exchange Act on April 2, 2020.

Results of Consolidated Operations

The following tables set forth our results of operations for the fiscal years presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Fiscal Year
				% change		% of net sales
($ in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020	2019	2018
Consolidated Statements of Operations
Net sales	$7,146,264	$4,846,743	$3,532,837	47.4%	37.2%	100.0%	100.0%	100.0%
Costs of goods sold	5,325,457	3,702,683	2,818,032	43.8%	31.4%	74.5%	76.4%	79.8%
Gross profit	1,820,807	1,144,060	714,805	59.2%	60.1%	25.5%	23.6%	20.2%
Operating expenses:
Selling, general and administrative	1,397,969	969,890	589,507	44.1%	64.5%	19.6%	20.0%	16.7%
Advertising and marketing	513,302	426,896	393,064	20.2%	8.6%	7.2%	8.8%	11.1%
Total operating expenses	1,911,271	1,396,786	982,571	36.8%	42.2%	26.7%	28.8%	27.8%
Loss from operations	(90,464)	(252,726)	(267,766)	64.2%	5.6%	(1.3)%	(5.2)%	(7.6)%
Interest (expense) income, net	(2,022)	356	(124)	n/m	n/m	—%	—%	—%
Loss before income tax provision	(92,486)	(252,370)	(267,890)	63.4%	5.8%	(1.3)%	(5.2)%	(7.6)%
Income tax provision	—	—	—	—%	—%	—%	—%	—%
Net loss	$(92,486)	$(252,370)	$(267,890)	63.4%	5.8%	(1.3)%	(5.2)%	(7.6)%
n/m - not meaningful

Net Sales

	Fiscal Year			2020 vs. 2019		2019 vs. 2018
($ in thousands)	2020	2019	2018(1)	$ Change	% Change	$ Change	% Change
Consumables	$4,967,673	$3,596,778	$2,708,156	$1,370,895	38.1%	$888,622	32.8%
Hardgoods	1,153,639	705,087	551,425	448,552	63.6%	153,662	27.9%
Other	1,024,952	544,878	273,256	480,074	88.1%	271,622	99.4%
Net sales	$7,146,264	$4,846,743	$3,532,837	$2,299,521	47.4%	$1,313,906	37.2%

(1) Prior periods have been reclassified to conform with current presentation.

Net sales for Fiscal Year 2020 increased by $2.3 billion, or 47.4%, to $7.1 billion compared to $4.8 billion for Fiscal Year 2019. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 5.7 million, or 42.7% year-over-year. Spending among our active customers increased with net sales per active customer increasing $12, or 3.3%, to $372 in Fiscal Year 2020 compared to Fiscal Year 2019, driven by catalog expansion and growth across all verticals.

Cost of Goods Sold and Gross Profit

Cost of goods sold for Fiscal Year 2020 increased by $1.6 billion, or 43.8%, to $5.3 billion compared to $3.7 billion in Fiscal Year 2019. This increase was primarily due to a 48.9% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in orders on a percentage basis, primarily as a result of realized supply chain efficiencies and change in mix of sales as hardgoods, healthcare, and proprietary brand businesses continue to grow faster than the overall business.

Gross profit for Fiscal Year 2020 increased by $676.7 million, or 59.2%, to $1.8 billion compared to $1.1 billion in Fiscal Year 2019. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for Fiscal Year 2020 increased by approximately 190 basis points compared to Fiscal Year 2019, primarily due to margin expansion across all verticals including continued growth in our proprietary brands, hardgoods, and healthcare businesses.

Selling, General and Administrative

Selling, general and administrative expenses for Fiscal Year 2020 increased by $428.1 million, or 44.1%, to $1.4 billion compared to $969.9 million in Fiscal Year 2019. This increase was primarily due to an increase of $324.8 million in fulfillment costs largely attributable to increased investments to support overall growth of our business including the opening of new fulfillment centers in Archbald, Pennsylvania, Salisbury, North Carolina, a limited catalog fulfillment center in Kansas City, Missouri, a customer service center in Dallas, Texas, annualization of the Dayton, Ohio facility we launched during the thirteen weeks ended August 4, 2019, growth of fulfillment and customer service headcount, and temporary incentive wages and bonuses as well as incremental cleaning and sanitation costs attributable to COVID-19. Facilities expenses and other general administrative expenses increased by $132.9 million, primarily due to expanding our corporate offices and increased headcount as a result of business growth as well as an increase in expenses incurred due to IT initiatives and operating as a public company. Partially offsetting these increases, we recognized a reduction in non-income tax based reserves of $15.9 million and a decrease of $13.7 million in non-cash share-based compensation expense due to the continued vesting of share-based awards.

Advertising and Marketing

Advertising and marketing expenses for Fiscal Year 2020 increased by $86.4 million, or 20.2%, to $513.3 million compared to $426.9 million in Fiscal Year 2019. The increase was primarily due to an increase in advertising and marketing spend through existing channels which contributed to an increase in the number of active customers of 5.7 million.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations and equity offerings. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $563.3 million as of January 31, 2021, an increase of $351.3 million from February 2, 2020.

We believe that our cash and cash equivalents and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements, and contractual obligations for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this 10-K Report. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

We have contractual obligations and other commitments that will need to be funded in the future, in addition to our working capital, capital expenditures and other strategic initiatives. Material contractual obligations generally relate to operating and real estate lease obligations.

Operating and real estate lease obligations relate to fulfillment and customer service centers, corporate offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2034. Real estate obligations include legally binding minimum lease payments for operating lease arrangements which have not yet commenced. As of January 31, 2021, operating and real estate lease obligations included legally binding minimum lease payments of $770.3 million. For additional information related to real estate and operating leases, see Note 6 – Leases, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Initial Public Offering

During Fiscal Year 2019, we closed our initial public offering (“IPO”), in which we issued and sold 5.6 million shares of our Class A common stock at a public offering price of $22.00 per share, raising $110.3 million in net proceeds after deducting underwriting discounts, commissions, and offering costs of $6.2 million. For additional information, see Note 7 – Stockholders’ Deficit, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

2020 Equity Offering

During Fiscal Year 2020, we issued and sold 5,865,000 shares of Class A common stock at a public offering price of $54.40 per share, raising $318.4 million in net proceeds after deducting offering costs of $0.6 million. For additional information, see Note 7 – Stockholders’ Deficit, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Cash Flows

	Fiscal Year
($ in thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$132,755	$46,581	$(13,415)
Net cash (used in) provided by investing activities	$(123,695)	$(49,861)	$31,838
Net cash provided by financing activities	$342,197	$127,037	$1,141

Operating Activities

Net cash provided by operating activities was $132.8 million for Fiscal Year 2020, which primarily consisted of $92.5 million of net loss, non-cash adjustments such as depreciation and amortization expense of $35.7 million and share-based compensation expense of $121.3 million, and a cash increase of $56.8 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in fulfillment and payroll liabilities, and partially offset by the increase in inventory purchases exceeding the increase in payables.

Net cash provided by operating activities was $46.6 million for Fiscal Year 2019, which primarily consisted of $252.4 million of net loss, non-cash adjustments such as depreciation and amortization expense of $30.6 million and share-based compensation expense of $134.9 million, and a cash increase of $122.2 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in fulfillment liabilities and the increase in payables exceeding the increase in inventory purchases.

Investing Activities

Net cash used in investing activities was $123.7 million for Fiscal Year 2020, primarily consisting of $130.7 million of capital expenditures related to the launch of new fulfillment centers, the expansion of corporate and customer service offices, and additional investments in IT hardware and software, partially offset by $9.0 million of cash reimbursements, net of advances from PetSmart.

Net cash used in investing activities was $49.9 million for Fiscal Year 2019, primarily consisting of $48.7 million of capital expenditures related to the launch of new fulfillment centers, the expansion of corporate and customer service offices, and additional investments in IT hardware and software, and $1.2 million of cash advances, net of reimbursements from PetSmart.

Financing activities

Net cash provided by financing activities was $342.2 million for Fiscal Year 2020 primarily consisting of $318.4 million of proceeds from our equity offering in September 2020, net of offering costs and $23.2 million received pursuant to the tax sharing agreement with PetSmart.

Net cash provided by financing activities was $127.0 million for Fiscal Year 2019, primarily consisting of $110.3 million of proceeds from our IPO, net of underwriting discounts, commissions and offering costs and $17.3 million received pursuant to the tax sharing agreement with PetSmart.

ABL Credit Facility

On June 18, 2019, we entered into a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. As of January 31, 2021, we had no outstanding borrowings under the ABL Credit Facility.

For additional information with respect to our ABL Credit Facility, see Note 5 – Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report for a description of our significant accounting policies as well as a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this 10-K Report.

Share-Based Compensation

We measure the cost of employee services received in exchange for a grant of a share-based award using the grant-date fair value of the award. For grants of restricted stock units subject to service-based vesting conditions, the fair value is established based on the market price on the date of the grant. The fair value of restricted stock unit grants subject to market-based vesting conditions is determined on the date of grant using a Monte Carlo model to simulate total stockholder return for Chewy and peer companies. The Company accounts for forfeitures as they occur.

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

Income Taxes

Estimates of deferred income taxes reflect management’s assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that may vary significantly from anticipated results. For additional information on deferred tax assets and liabilities, see Item 8 of Part II, “Financial Statements and Supplementary Data”, Note 9 – Income Taxes.

We also recognize liabilities for uncertain tax positions based on the two-step process prescribed by the accounting guidance for uncertainty in income taxes. We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Item 8. Financial Statements and Supplementary Data

CHEWY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chewy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chewy, Inc. and subsidiaries (the “Company”) as of January 31, 2021, and February 2, 2020, the related consolidated statements of operations, and stockholders’ deficit, and cash flows, for each of the years ended January 31, 2021, February 2, 2020, and February 3, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and February 2, 2020, and the results of its operations and its cash flows for the years ended January 31, 2021, February 2, 2020, and February 3, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

The Company changed its method of accounting for leases beginning with the year ended February 2, 2020 due to the adoption of Accounting Standards Update No. 2016-02 Leases (Topic 842). Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Vendor Rebates — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has agreements with vendors to primarily receive either percentage or volume based rebates. Amounts received from vendors are considered a reduction of the carrying value of the Company’s inventory and, therefore, such amounts are ultimately recorded as a reduction of cost of goods sold in the consolidated statements of operations.

Given the significance of vendor rebates to the financial statements, the terms and the significant number of the individual vendor agreements, auditing vendor rebates was complex and subjective due to the extent of effort required to evaluate whether the vendor rebates were recorded in accordance with the terms of the vendor agreements and that the rebates deferred as a reduction of the carrying value of inventory were complete and accurate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating whether the vendor rebates were recorded in accordance with the terms of the vendor agreements and the completeness and accuracy of deferred vendor rebates included the following, among others:

• We tested the effectiveness of controls over the recording of vendor rebates, including management's controls over the calculation of vendor rebates earned and the determination of the deferred vendor rebates recorded as a reduction to inventory.

• We selected a sample of vendor rebates earned during the year and, using the terms of the vendor agreement, recalculated the amount recorded as a reduction of the carrying value of inventory.

• We tested the amount of the deferred vendor rebates recorded as a reduction of cost of goods sold by developing an expectation of the amount based on the turnover of inventory in the current year and compared our expectation to the amount recorded.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 30, 2021
We have served as the Company’s auditor since 2017.

CHEWY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	January 31, 2021	February 2, 2020
Assets
Current assets:
Cash and cash equivalents	$563,345	$212,088
Accounts receivable	100,699	80,478
Inventories	513,304	317,808
Due from Parent, net	21,869	626
Prepaid expenses and other current assets	27,561	18,789
Total current assets	1,226,778	629,789
Property and equipment, net	210,017	118,731
Operating lease right-of-use assets	297,213	179,052
Other non-current assets	6,902	4,749
Total assets	$1,740,910	$932,321
Liabilities and stockholders’ deficit
Current liabilities:
Trade accounts payable	$778,365	$683,049
Accrued expenses and other current liabilities	602,497	417,489
Total current liabilities	1,380,862	1,100,538
Operating lease liabilities	328,231	200,439
Other long-term liabilities	33,821	35,318
Total liabilities	1,742,914	1,336,295
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of January 31, 2021 and February 2, 2020	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 97,708,518 and 66,445,422 shares issued and outstanding as of January 31, 2021 and February 2, 2020, respectively	977	665
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 317,338,356 and 334,922,454 shares issued and outstanding as of January 31, 2021 and February 2, 2020, respectively	3,173	3,349
Additional paid-in capital	1,930,804	1,436,484
Accumulated deficit	(1,936,958)	(1,844,472)
Total stockholders’ deficit	(2,004)	(403,974)
Total liabilities and stockholders’ deficit	$1,740,910	$932,321

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year
	2020	2019	2018
Net sales	$7,146,264	$4,846,743	$3,532,837
Cost of goods sold	5,325,457	3,702,683	2,818,032
Gross profit	1,820,807	1,144,060	714,805
Operating expenses:
Selling, general and administrative	1,397,969	969,890	589,507
Advertising and marketing	513,302	426,896	393,064
Total operating expenses	1,911,271	1,396,786	982,571
Loss from operations	(90,464)	(252,726)	(267,766)
Interest (expense) income, net	(2,022)	356	(124)
Loss before income tax provision	(92,486)	(252,370)	(267,890)
Income tax provision	—	—	—
Net loss	$(92,486)	$(252,370)	$(267,890)

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.23)	$(0.63)	$(0.68)

Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	407,240	398,256	393,000

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance as of January 28, 2018	—	—	$1,240,509	$(1,324,212)	$(83,703)
Share-based compensation expense	—	—	14,351	—	14,351
Contribution from Parent	—	—	1,300	—	1,300
Net loss	—	—	—	(267,890)	(267,890)
Balance as of February 3, 2019	—	—	1,256,160	(1,592,102)	(335,942)
Issuance of Class A common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	5,600	56	110,293	—	110,349
Change in capital structure	393,000	3,930	(3,930)	—	—
Distribution to Parent	83	1	(1)	—	—
Share-based compensation expense	—	—	134,926	—	134,926
Vesting of share-based compensation awards	2,685	27	(251)	—	(224)
Contribution from Parent	—	—	1,300	—	1,300
Tax sharing agreement with Parent	—	—	17,497	—	17,497
Termination of loan from Parent	—	—	(79,510)	—	(79,510)
Net loss	—	—	—	(252,370)	(252,370)
Balance as of February 2, 2020	401,368	4,014	1,436,484	(1,844,472)	(403,974)
Issuance of Class A common stock, net of offering costs	5,865	59	318,329	—	318,388
Share-based compensation expense	—	—	121,265	—	121,265
Vesting of share-based compensation awards	7,533	74	(74)	—	—
Distribution to Parent	280	3	(3)	—	—
Contribution from Parent	—	—	1,300	—	1,300
Tax sharing agreement with Parent	—	—	53,503	—	53,503
Net loss	—	—	—	(92,486)	(92,486)
Balance as of January 31, 2021	415,046	4,150	$1,930,804	$(1,936,958)	$(2,004)

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities
Net loss	$(92,486)	$(252,370)	$(267,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,664	30,645	23,210
Share-based compensation expense	121,265	134,926	14,351
Non-cash lease expense	25,996	18,208	—
Amortization of deferred rent	—	—	9,872
Other	306	2,511	670
Net change in operating assets and liabilities:
Accounts receivable	(20,221)	(31,740)	(12,208)
Inventories	(195,496)	(96,953)	(54,851)
Prepaid expenses and other current assets	(9,661)	(10,134)	(5,530)
Other non-current assets	(442)	(2,125)	797
Trade accounts payable	95,316	180,169	167,453
Accrued expenses and other current liabilities	186,895	80,824	102,041
Operating lease liabilities	(12,884)	(10,304)	—
Other long-term liabilities	(1,497)	2,924	8,670
Net cash provided by (used in) operating activities	132,755	46,581	(13,415)
Cash flows from investing activities
Capital expenditures	(130,743)	(48,636)	(44,160)
Cash reimbursements from Parent, net of advances	9,048	(1,225)	75,998
Other	(2,000)	—	—
Net cash (used in) provided by investing activities	(123,695)	(49,861)	31,838
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	318,388	—	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	110,349	—
Proceeds from tax sharing agreement with Parent	23,212	17,300	—
Contribution from Parent	1,300	1,300	1,300
Payment of debt issuance costs	—	(1,459)	—
Principal repayments of finance lease obligations	(703)	(229)	(159)
Other	—	(224)	—
Net cash provided by financing activities	342,197	127,037	1,141
Net increase in cash and cash equivalents	351,257	123,757	19,564
Cash and cash equivalents, as of beginning of period	212,088	88,331	68,767
Cash and cash equivalents, as of end of period	$563,345	$212,088	$88,331
Supplemental disclosure of cash flow information
Cash paid for interest	$1,896	$375	$34

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

During the fiscal year ended January 31, 2021, the Company was controlled by PetSmart, Inc. (“PetSmart” or the “Parent”), PetSmart is wholly-owned by a consortium including private investment funds advised by BC Partners, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”), and controlled by affiliates of BC Partners.

On February 12, 2021, PetSmart completed a refinancing transaction and in connection with such transaction all shares of the Company’s common stock held by PetSmart and its subsidiaries were distributed to affiliates of BC Partners. Subsequent to the distribution, PetSmart no longer directly or indirectly owns any shares of the Company’s common stock.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”).

Fiscal Year

The Company has a 52 or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2020 fiscal year ended January 31, 2021 and included 52 weeks (“Fiscal Year 2020”). The Company’s 2019 fiscal year ended February 2, 2020 and included 52 weeks (“Fiscal Year 2019”). The Company’s 2018 fiscal year ended February 3, 2019 and included 53 weeks (“Fiscal Year 2018”).

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

Key estimates relate primarily to determining the net realizable value and demand for inventory, useful lives associated with property and equipment, valuation allowances with respect to deferred tax assets, contingencies, self-insurance accruals, evaluation of sales tax positions, and the valuation and assumptions underlying share-based compensation. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Accounts Receivable

The Company’s accounts receivable are comprised of customer and vendor receivables. The Company’s net customer receivables were $81.1 million and $58.3 million as of January 31, 2021 and February 2, 2020, respectively, and consist of credit and debit card receivables from banks, which typically settle within five business days. The Company’s vendor receivables were $19.6 million and $22.2 million as of January 31, 2021 and February 2, 2020, respectively. The Company does not maintain an allowance for doubtful accounts as historical losses on customer and vendor receivables have not been significant.

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term (including renewals that are reasonably assured) or the estimated useful lives of the improvements. For software application projects which develop new software or enhance existing licensed or internally-developed software, external costs and certain internal costs, including payroll and payroll-related costs of employees, directly associated with developing these software applications for internal use are capitalized subsequent to the preliminary stage of development. Internal-use software costs are amortized using the straight-line method over the estimated useful life of the software when the project is substantially complete and ready for its intended use.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For asset groups held and used, the carrying value of the asset group is considered recoverable when the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment charge would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. Impairment charges are recognized within selling, general and administrative expenses in the consolidated statements of operations. The Company did not have any impairment charges for Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	January 31, 2021	February 2, 2020
Outbound fulfillment	$310,700	$182,589
Advertising and marketing	85,835	96,836
Payroll liabilities	72,467	30,791
Accrued expenses and other	133,495	107,273
Total accrued expenses and other current liabilities	$602,497	$417,489

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

Revenue Recognition

Chewy recognizes revenues from product sales when the customer orders an item through Chewy’s website or mobile applications via the electronic shopping cart, funds are collected from the customer and the item is shipped from one of the Company’s fulfillment centers and delivered to the carrier. Certain products are shipped directly from manufacturers to Chewy customers. For all of the preceding, the Company is considered to be a principal to these transactions and revenue is recognized on a gross basis as the Company is (i) the primary entity responsible for fulfilling the promise to provide the specified products in the arrangement with the customer and provides the primary customer service for all products sold on Chewy’s website or mobile applications, (ii) has inventory risk before the products have been transferred to a customer and maintains inventory risk upon accepting returns, and (iii) has discretion in establishing the price for the specified products sold on Chewy’s website or mobile applications.

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

Vendor Rebates

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

Vendor Concentration Risk

The Company purchases inventory from several hundred vendors worldwide. Sales of products from the Company’s three largest vendors represented approximately 32.6%, 32.5%, and 30.1% of the Company’s net sales for Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018, respectively.

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

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing and related transaction costs, and responding to inquiries from customers. For Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018 the Company recorded fulfillment costs of $871.0 million, $546.2 million, and $403.9 million, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards. For Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018, the Company recorded merchant processing fees of $146.0 million, $101.0 million, and $74.1 million, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations.

Share-Based Compensation

The Company recognizes share-based compensation expense based on the equity award’s grant date fair value. For grants of restricted stock units subject to service-based vesting conditions, the fair value is established based on the market price on the date of the grant. For grants of restricted stock units subject to market-based vesting conditions, the fair value is established using the Monte Carlo simulation lattice model. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Company accounts for forfeitures as they occur. The grant date fair value of each restricted stock unit is amortized over the requisite service period.

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

Income and Other Taxes

Income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s calculation relies on several factors, including pre-tax earnings and losses, differences between tax laws and accounting rules, statutory tax rates, uncertain tax positions, and valuation allowances. Valuation allowances are established when, in the Company’s judgment, it is more likely than not that its deferred tax assets will not be realized based on all available evidence. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

Chewy determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists. The Company maintains liabilities for potential exposure in states where taxability is uncertain and the Company did not collect sales tax.

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

Recently Issued Accounting Pronouncements

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued this ASU to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. This update is effective at the beginning of the Company’s 2021 fiscal year. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

3.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	January 31, 2021	February 2, 2020
Furniture, fixtures and equipment	$91,496	$67,894
Computer equipment	43,347	32,259
Internal-use software	56,977	30,222
Leasehold improvements	80,641	39,447
Construction in progress	41,914	18,927
	314,375	188,749
Less: accumulated depreciation and amortization	104,358	70,018
Property and equipment, net	$210,017	$118,731

Internal-use software includes labor and license costs associated with software development for internal use. As of January 31, 2021 and February 2, 2020, the Company had accumulated amortization related to internal-use software of $22.5 million and $15.9 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018, the Company recorded depreciation expense on property and equipment of $28.3 million, $22.0 million, and $17.9 million, respectively, and amortization expense related to internal-use software costs of $7.4 million, $8.6 million, and $5.3 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the consolidated statements of operations.

4.    Commitments and Contingencies

Legal Matters

Various legal claims arise from time to time in the normal course of business. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not believe that the ultimate resolution of any matters to which it is presently a party will have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

International Business Machines Corporation (“IBM”) alleges that the Company is infringing four of its patents by operation of the Chewy.com website. On February 15, 2021, the Company filed a declaration judgment action in the United States District Court for the Southern District of New York against IBM seeking the court’s declaration that the Company is not infringing the four asserted IBM patents. The Company denies the allegations of any infringement and intends to vigorously defend itself in this matter. The possible loss or range of loss associated with this matter is not estimable.

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

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, either a base rate or a LIBOR rate. The applicable margin is generally determined based on the average excess liquidity during the immediately preceding fiscal quarter as a percentage of the maximum borrowing amount under the ABL Credit Facility, and is between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility.

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

In addition, the ABL Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess availability under the facility is less than the greater of 10% of the maximum borrowing amount and $30.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control. As of January 31, 2021, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of January 31, 2021 and February 2, 2020 were not material and were included in property and equipment, on the Company's consolidated balance sheets. The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	January 31, 2021	February 2, 2020
Assets
Operating	Operating lease right-of-use assets	$297,213	$179,052
Total operating lease assets		$297,213	$179,052

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$19,142	$15,491
Non-current
Operating	Operating lease liabilities	328,231	200,439
Total operating lease liabilities		$347,373	$215,930

For Fiscal Year 2020 and Fiscal Year 2019, assets acquired in exchange for new operating lease liabilities were $119.0 million and $30.7 million, respectively. Lease expense primarily related to operating lease costs and were included within selling, general and administrative expenses in the consolidated statements of operations. Lease expense for Fiscal Year 2020 and Fiscal Year 2019 was $62.2 million, and $47.9 million, of which short-term and variable lease payments were $12.2 million and $9.3 million, respectively.

As of January 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 12.3 years and 9.8%, respectively. As of February 2, 2020, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 10.4 years and 11.3%, respectively.

Operating cash flows related to cash paid for operating leases were approximately $52.9 million and $37.9 million for Fiscal Years 2020 and 2019, respectively.

The table below presents the maturity of lease liabilities as of January 31, 2021 (in thousands):

Operating Leases
2021	$42,983
2022	51,005
2023	48,003
2024	44,135
2025	43,856
Thereafter	372,801
Total lease payments	602,783
Less: interest	255,410
Present value of lease liabilities	$347,373

The table above includes all locations for which the Company had the right to control the use of the property. In addition, as of January 31, 2021, the Company had lease arrangements which had not yet commenced with total future lease payments of $167.5 million. The lease term for these lease arrangements is approximately 17.0 years.

On August 12, 2020, the Company finalized agreements with a local government agency for certain ad valorem tax benefits provided to the Company in connection with a maximum capital investment of $70.0 million in property, plant, and equipment purchases for a new fulfillment center over a three-year timeframe. To facilitate the incentives, the government agency will issue its Taxable Industrial Development Revenue Bonds, Series 2020 (the “Bonds”), in a maximum aggregate principal amount of $70.0 million. In exchange for the Bonds, the Company will convey the purchased equipment to the local government agency and will lease the equipment from this agency. The Company will not pay any cash for the Bonds nor receive any cash for the conveyance of the equipment. Upon termination of the lease, including early termination, the equipment will be conveyed to the Company for a nominal fee.

7.    Stockholders’ Deficit

Common Stock

Initial Public Offering

On June 18, 2019, the Company closed its initial public offering (“IPO”), in which it issued and sold 5,600,000 shares of its Class A common stock. The price at IPO was $22.00 per share. The Company received net proceeds of approximately $110.3 million from the IPO after deducting underwriting discounts and commissions of $6.2 million and offering costs.

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

On May 8, 2020, Buddy Chester Sub LLC, a wholly-owned subsidiary of PetSmart, converted 17,584,098 shares of the Company’s Class B common stock into Class A common stock. On May 11, 2020, Buddy Chester Sub LLC entered into a variable forward purchase agreement to deliver up to 17,584,098 shares of the Company’s Class A common stock at the exchange date, which is expected to be May 16, 2023. The number of shares to be issued will be based on the trading price of the common stock at that time.

Automatic Conversion

All shares of Class B common stock shall automatically, without further action by any holder, be converted into an identical number of shares of fully paid and nonassessable Class A common stock (i) on the first trading day on or after the date on which the outstanding shares of Class B common stock constitute less than 7.5% of the aggregate number of shares of common stock then outstanding, or (ii) upon the occurrence of an event, specified by the affirmative vote (or written consent) of the holders of a majority of the then-outstanding shares of Class B common stock, voting as a separate class.

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

Service and Performance-Based Awards

Beginning in June 2019, the Company granted restricted stock units that vest upon satisfaction of both a service-based vesting condition and a performance-based condition (“PRSUs”) as described below.

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

The performance-based vesting condition was or will be be satisfied with respect to a percentage of an employee’s PRSUs, as and when the price per share of Class A common stock specified is achieved, on a volume adjusted weighted-average basis, on every trading day during a consecutive 45-trading day period completed prior to the fifth anniversary of the 2019 Plan’s effective date subject to the employee’s continued employment with the Company through the applicable vesting date. As of June 13, 2020, the performance-based vesting condition was fully satisfied.

Service-Based Awards

During the fiscal year ended January 31, 2021, the Company granted restricted stock units with a service-based vesting condition (“RSUs”). The service-based vesting condition for employees will be satisfied with respect to 25% of an employee’s RSUs on the one-year anniversary of the vesting commencement date and 12.5% of an employee’s RSUs at the end of each six month period thereafter, subject to the employee’s continued employment with the Company through the applicable vesting date. The Company records share-based compensation expense for RSUs on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for Fiscal Year 2020 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 2, 2020	21,284	$36.20
Granted	805	$32.30
Vested	(7,823)	$36.42
Forfeited	(1,255)	$34.94
Unvested and outstanding as of January 31, 2021	13,011	$35.95

The total fair value of PRSUs that vested during Fiscal Year 2020 and Fiscal Year 2019 was $784.4 million and $103.3 million, respectively. As of January 31, 2021, total unrecognized compensation expense related to unvested PRSUs was $82.5 million and is expected to be recognized over a weighted-average expected performance period of 1.7 years.

During Fiscal Year 2020 and Fiscal Year 2019, vesting occurred for 279,925 and 82,941 PRSUs, respectively, previously granted to a director of the Company. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to the Parent because such director is an employee of the Parent.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for Fiscal Year 2020 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of February 2, 2020	—	$—
Granted	774	$48.28
Forfeited	(61)	$41.81
Unvested and outstanding as of January 31, 2021	713	$48.58

As of January 31, 2021, total unrecognized compensation expense related to unvested RSUs was $29.3 million and is expected to be recognized over a weighted-average expected performance period of 3.4 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of January 31, 2021, there were 7.5 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

Citrus Profits Interest Plan

Subsequent to the PetSmart Acquisition of the Company in 2017, the Company’s share-based compensation included profits interests units (“PIUs”) granted by Citrus Intermediate Holdings L.P. (the “Citrus Partnership”), a Delaware limited partnership (the “Citrus Profits Interest Plan”). The Citrus Partnership is a parent company of PetSmart and a wholly-owned subsidiary of the Sponsors. The Company recognized share-based compensation as equity contributions from the Citrus Partnership in its consolidated financial statements for awards granted under the Citrus Profits Interest Plan as it relates to grantees’ services as employees of the Company.

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

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	Fiscal Year
	2020	2019	2018
PRSUs	$115,505	$124,761	$—
RSUs	5,760	—	—
PIUs	—	10,165	14,351
Total share-based compensation expense	$121,265	$134,926	$14,351

9.    Income Taxes

Chewy is subject to taxation in the U.S. and various state and local jurisdictions. The Company’s losses and tax attributes were previously included in PetSmart’s consolidated tax return activity at the U.S. federal level and any applicable state and local level. Income taxes as presented in the Company’s consolidated financial statements have been prepared based on the separate return method. As of January 31, 2021, Chewy is no longer a member of PetSmart’s affiliated group for U.S. federal income tax purposes. For presentation purposes, the Company has reduced the deferred tax attributes previously utilized by PetSmart, along with the associated valuation allowances, from the financial statements in order to properly reflect the deferred tax attributes available to the Company; this had no net impact on the Company’s income tax expense.

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018.

The Company’s effective income tax rate reconciliation is as follows for the periods presented:

	Fiscal Year
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	20.6%	4.4%	1.5%
Change in tax rate	1.7%	0.6%	—%
Share-based compensation	73.0%	4.0%	—%
Research and development tax credit	7.8%	1.3%	—%
Other	0.9%	(3.4)%	(1.1)%
Change in valuation allowance	(125.0)%	(27.9)%	(21.4)%
Effective rate	—%	—%	—%

The temporary differences which comprise the Company’s deferred taxes are as follows for the periods presented (in thousands):

	As of
	January 31, 2021	February 2, 2020
Deferred tax assets:
Operating lease liabilities	$89,117	$53,578
Inventories	3,883	7,485
Share-based compensation	31,372	29,639
Accrued expenses and reserves	22,865	10,814
Other	4,044	12,882
Net operating loss carryforwards	87,881	190,307
Total deferred tax assets	239,162	304,705
Less: valuation allowance	124,012	242,974
Deferred tax assets, net of valuation allowance	115,150	61,731
Deferred tax liabilities:
Operating lease right-of-use assets	76,249	44,428
Depreciation	37,821	15,681
Prepaids	1,080	1,622
Total deferred tax liabilities	115,150	61,731
Net deferred tax assets	$—	$—

Valuation Allowance

The valuation allowance decreased by $119.0 million during Fiscal Year 2020. The decrease in the valuation allowance primarily relates to: (i) a decrease of $233.8 million relating to write-offs of attributes utilized by PetSmart, (ii) an increase of $1.5 million relating to changes to the Company’s state blended rate, (iii) an increase of $106.8 million relating to current year activity, and (iv) an increase of $6.5 million relating to miscellaneous adjustments to the Company’s deferred tax assets and liabilities.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods) in making this assessment. To fully utilize the net operating loss (“NOL”) and tax credits carryforwards the Company will need to generate sufficient future taxable income in each respective jurisdiction. Due to the Company’s history of losses, it is more likely than not that its deferred tax assets will not be realized as of January 31, 2021. Accordingly, the Company has established a full valuation allowance on its net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To the extent that a valuation allowance has been established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the valuation allowance will be released.

The following summarizes the activity related to valuation allowances on deferred tax assets (in thousands):

	Fiscal Year
	2020	2019	2018
Valuation allowance, as of beginning of period	$242,974	$172,481	$115,143
Valuation allowances established	113,286	69,009	57,232
Changes to existing valuation allowances	1,528	1,484	106
Reduction of valuation allowance as a result of deconsolidation	(233,776)	—	—
Valuation allowance, as of end of period	$124,012	$242,974	$172,481

Net Operating Loss and Tax Credit Carryforwards

As of January 31, 2021, the Company had federal and state NOL carryforwards of $295.8 million and $522.1 million, respectively, of which $25.1 million expire by 2032. The remaining $792.8 million expire after 2032, with $226.6 million having definitive expiration dates and the remaining $566.2 million with no expiration but can only be used to offset 80% of the Company’s future taxable income. The state NOLs are presented as an apportioned amount. NOLs generated in jurisdictions that were previously filed on a combined basis with PetSmart were reduced by $890.4 million in Fiscal Year 2020 as separate return accounting under ASC 740, Income Taxes, was no longer being applied. Therefore, all NOLs reported as of January 31, 2021 consist of amounts generated in previously consolidated jurisdictions post-tax deconsolidation, and in jurisdictions with separate entity filing since Chewy’s nexus inception date.

As of January 31, 2021, the Company recorded a deferred tax asset of $87.9 million, before any valuation allowance, with respect to federal and state NOL carryforwards. These deferred tax assets expire as follows (in thousands):

2021	$36
2025	75
2028	10
2030	444
2032	881
Thereafter	11,605
Indefinite	74,830
Total loss carryforwards	$87,881

The Company participates in various federal and state credit programs which provide credits against current and future tax liabilities. Credits not used in the current year are carried forward to future years.

As of January 31, 2021, the Company had the following tax credit carryforwards (in thousands):

Year of Expiration	Research and Development	Work Opportunity	Total
2022	$62	$—	$62
2023	82	—	82
2039	1,536	—	1,536
2040	2,909	339	3,248
	$4,589	$339	$4,928

Accounting for Uncertain Tax Positions

The benefits of uncertain tax positions (“UTP”) are recorded in the Company’s consolidated financial statements only after establishing a more likely than not probability that the UTP will withstand challenge, if any, from tax authorities.

As of January 31, 2021 and February 2, 2020, the Company did not have any uncertain tax positions.

The Company is currently not involved in any income tax audits. During Fiscal Year 2020, the Company closed a federal income tax examination with the Internal Revenue Service (“IRS”) for the period from March 17, 2016 through December 31, 2016, which represents the stub period after the Company’s conversion to a corporation. The Company may be subject to examination by the IRS and various states for the year ended May 30, 2017 and thereafter.

Tax Sharing Agreement

Concurrent with the IPO in Fiscal Year 2019, the Company and PetSmart entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company and PetSmart with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, and local income taxes.

During Fiscal Years 2020 and 2019, the Company collected $23.2 million and $17.3 million, respectively, pursuant to the tax sharing agreement, which covers the periods prior to the tax deconsolidation. Though the tax sharing agreement was effectively terminated upon tax deconsolidation, future settlements will occur upon the filing of final tax returns. As of January 31, 2021, the Company had a $30.5 million receivable related to the tax sharing agreement which is expected to be collected during the next fiscal year.

10.Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is presented using the two class method required for participating securities. Under the two class method, net loss attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings for the periods presented are calculated as net loss less distributed earnings. Undistributed earnings are allocated proportionally to common Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions.

Basic and diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. The weighted-average shares outstanding during the periods presented reflects the reclassification of the 100 outstanding shares of pre-IPO common stock into 393,000,000 shares of Class B common stock.

For Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018, the Company’s basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. For Fiscal Year 2020 and Fiscal Year 2019, the computation of net loss per share attributable to common stockholders does not include 13.7 million and 21.3 million potential common shares, respectively, as the effect of their inclusion would have been antidilutive.

11.Certain Relationships and Related Party Transactions

The Company’s consolidated financial statements include management fee expenses of $1.3 million allocated to the Company by the Parent for organizational oversight and certain limited corporate functions provided by its sponsors for Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018. Allocated costs are included within selling, general and administrative expenses in the consolidated statements of operations.

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

Since July 2, 2018, certain of the Company’s pharmacy operations have been and continue to be conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $40.1 million, $41.1 million and $12.9 million within net sales in the consolidated statement of operations for the services provided during Fiscal Year 2020, Fiscal Year 2019, and Fiscal Year 2018, respectively.

PetSmart Guarantees

PetSmart previously provided a guarantee of payment with respect to certain equipment and other leases that the Company entered into and served as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s suppliers. As of February 12, 2021, all such guarantees had been released, with the exception of guarantees pertaining to three of the Company’s lease agreements.

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
As of the end of the period covered by this 10-K Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended January 31, 2021. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chewy, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chewy, Inc. and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2021, of the Company and our report dated March 30, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 30, 2021

Item 9B. Other Information

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the text found in this Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (“2020 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 31, 2021.

Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2020 Proxy, including the information under the heading “Compensation Committee Report”, to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our 2020 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2020 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 31, 2021.

Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from our 2020 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 31, 2021.

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

Exhibit No.		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	No.	Date
3.1	Amended and Restated Certificate of Incorporation of Chewy Inc.	8-K	001-38936	3.1	June 18, 2019
3.2	Amended and Restated Bylaws of Chewy, Inc.	10-K	001-38936	3.2	April 2, 2020
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Amendment No. 1 to Intercompany Services Agreement, dated February 12, 2021, by and between Chewy, Inc. and Chewy Pharmacy KY, LLC					X
10.2	Amendment No. 2 to Master Transaction Agreement, dated as of February 12, 2021, by and between Chewy, Inc. and PetSmart LLC					X
10.3	Amendment to Master Transaction Agreement, dated as of August 12, 2020, by and between Chewy, Inc. and PetSmart, Inc.	10-Q	001-38936	10.1	December 8, 2020
10.4	Investor Rights Agreement, dated June 13, 2019, by and among Chewy, Inc. and certain holders identified therein	8-K	001-38936	10.1	June 18, 2019
10.5	ABL Credit Agreement dated as of June 18, 2019, among Chewy Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders (as defined therein) party thereto	8-K	001-38936	10.4	June 18, 2019
10.6	*Form of Director and Officer Indemnification Agreement	S-1/A	333-231095	10.2	June 3, 2019
10.7	*Chewy, Inc. 2019 Omnibus Incentive Plan	S-8	333-232188	4.1	June 18, 2019
10.8	Master Transaction Agreement, dated June 13, 2019, by and among Chewy, Inc. and PetSmart, Inc.	8-K	001-38936	10.2	June 18, 2019
10.9	Tax Matters Agreement, dated June 13, 2019, by and among Chewy, Inc., Argos Intermediate Holdco I Inc. and PetSmart, Inc.	8-K	001-38936	10.3	June 18, 2019
10.10	Intercompany Services Agreement, dated as of July 2, 2018, between Chewy, Inc. and Chewy Pharmacy KY, LLC	S-1	333-231095	10.6	April 29, 2019
10.11	Master Purchase Agreement, dated as of February 7, 2019, between Chewy, Inc. and PetSmart Home Office, Inc.	S-1/A	333-231095	10.7	May 30, 2019
10.12	*Amended and Restated Executive Employment Agreement, dated June 1, 2019, between Sumit Singh and Chewy, Inc.	S-1/A	333-231095	10.8	June 3, 2019
10.13	Stockholders Agreement, dated as of April 17, 2019, between Chewy, Inc. and the other parties named therein	S-1/A	333-231095	10.10	May 17, 2019
10.14	Amendment to Master Purchase Agreement, effective as of May 15, 2019, between Chewy, Inc. and PetSmart Home Office, Inc.	S-1/A	333-231095	10.11	May 30, 2019
10.15	*Form of Restricted Stock Unit Agreement	S-1/A	333-231095	10.11	June 3, 2019
10.16	Master Procurement Agreement, dated as of May 31, 2019, between Chewy, Inc. and The China Joint Business Arrangement between PetSmart International Holdings I LLC and PetSmart International Holdings II LLC	S-1/A	333-231095	10.12	June 3, 2019
10.17	*Executive Employment Agreement, dated June 2, 2019, between Susan Helfrick and Chewy, Inc.	S-1/A	333-231095	10.13	June 3, 2019
10.18	*Executive Employment Agreement, dated June 2, 2019, between Mario Marte and Chewy, Inc.	S-1/A	333-231095	10.14	June 3, 2019
21.1	Significant Subsidiaries of Chewy, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
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

CHEWY, INC.

Date:	March 30, 2021	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sumit Singh	Chief Executive Officer and Director	March 30, 2021
Sumit Singh	(Principal Executive Officer)

/s/ Mario Marte	Chief Financial Officer	March 30, 2021
Mario Marte	(Principal Financial Officer)

/s/ Stacy Bowman	Principal Accounting Officer	March 30, 2021
Stacy Bowman	(Principal Accounting Officer)

/s/ Raymond Svider	Chairman of the Board of Directors	March 30, 2021
Raymond Svider

/s/ Fahim Ahmed	Director	March 30, 2021
Fahim Ahmed

/s/ Michael Chang	Director	March 30, 2021
Michael Chang

/s/ James Kim	Director	March 30, 2021
James Kim

/s/ David Leland	Director	March 30, 2021
David Leland

/s/ Brian McAndrews	Director	March 30, 2021
Brian McAndrews

/s/ Sharon McCollam	Director	March 30, 2021
Sharon McCollam

/s/ Martin H. Nesbitt	Director	March 30, 2021
Martin H. Nesbitt

/s/ Lisa Sibenac	Director	March 30, 2021
Lisa Sibenac

/s/ James A. Star	Director	March 30, 2021
James A. Star

/s/ J.K. Symancyk	Director	March 30, 2021
J.K. Symancyk