Form 10-Q
period 2021-05-02
Chewy, Inc.
filed 2021-06-10
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of June 3, 2021
Class A Common Stock, $0.01 par value per share	104,228,820
Class B Common Stock, $0.01 par value per share	311,188,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended May 2, 2021

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 31, 2021, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	May 2, 2021	January 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$637,525	$563,345
Accounts receivable	117,565	100,699
Inventories	490,887	513,304
Prepaid expenses and other current assets	71,234	49,430
Total current assets	1,317,211	1,226,778
Property and equipment, net	233,556	210,017
Operating lease right-of-use assets	339,056	297,213
Other non-current assets	8,703	6,902
Total assets	$1,898,526	$1,740,910
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$804,523	$778,365
Accrued expenses and other current liabilities	620,463	602,497
Total current liabilities	1,424,986	1,380,862
Operating lease liabilities	371,464	328,231
Other long-term liabilities	33,054	33,821
Total liabilities	1,829,504	1,742,914
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of May 2, 2021 and January 31, 2021	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 104,207,247 and 97,708,518 shares issued and outstanding as of May 2, 2021 and January 31, 2021, respectively	1,042	977
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 and 317,338,356 shares issued and outstanding as of May 2, 2021 and January 31, 2021, respectively	3,112	3,173
Additional paid-in capital	1,963,107	1,930,804
Accumulated deficit	(1,898,239)	(1,936,958)
Total stockholders’ equity (deficit)	69,022	(2,004)
Total liabilities and stockholders’ equity (deficit)	$1,898,526	$1,740,910

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	May 2, 2021	May 3, 2020
Net sales	$2,135,178	$1,621,393
Cost of goods sold	1,545,402	1,242,684
Gross profit	589,776	378,709
Operating expenses:
Selling, general and administrative	406,220	320,057
Advertising and marketing	144,435	106,138
Total operating expenses	550,655	426,195
Income (loss) from operations	39,121	(47,486)
Interest expense, net	(402)	(384)
Income (loss) before income tax provision	38,719	(47,870)
Income tax provision	—	—
Net income (loss)	$38,719	$(47,870)

Net income (loss) per share attributable to common Class A and Class B stockholders, basic	$0.09	$(0.12)
Net income (loss) per share attributable to common Class A and Class B stockholders, diluted	$0.09	$(0.12)
Weighted average common shares used in computing net income (loss) per share attributable to common Class A and Class B stockholders, basic	415,248	401,405
Weighted average common shares used in computing net income (loss) per share attributable to common Class A and Class B stockholders, diluted	427,597	401,405

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	13 Weeks Ended May 2, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 31, 2021	415,046	$4,150	$1,930,804	$(1,936,958)	$(2,004)
Share-based compensation expense	—	—	23,106	—	23,106
Vesting of share-based compensation awards	349	4	(4)	—	—
Tax sharing agreement with PetSmart	—	—	9,201	—	9,201
Net income	—	—	—	38,719	38,719
Balance as of May 2, 2021	415,395	$4,154	$1,963,107	$(1,898,239)	$69,022

	13 Weeks Ended May 3, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of February 2, 2020	401,368	$4,014	$1,436,484	$(1,844,472)	$(403,974)
Share-based compensation expense	—	—	42,229	—	42,229
Vesting of share-based compensation awards	93	1	(1)	—	—
Contribution from PetSmart	—	—	325	—	325
Tax sharing agreement with PetSmart	—	—	12,755	—	12,755
Net loss	—	—	—	(47,870)	(47,870)
Balance as of May 3, 2020	401,461	$4,015	$1,491,792	$(1,892,342)	$(396,535)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 2, 2021	May 3, 2020
Cash flows from operating activities
Net income (loss)	$38,719	$(47,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,426	7,253
Share-based compensation expense	23,106	42,229
Non-cash lease expense	8,365	5,092
Other	87	386
Net change in operating assets and liabilities:
Accounts receivable	(16,866)	(17,615)
Inventories	22,417	(130,948)
Prepaid expenses and other current assets	(27,653)	1,366
Other non-current assets	(1,874)	680
Trade accounts payable	26,158	99,814
Accrued expenses and other current liabilities	20,535	59,008
Operating lease liabilities	(5,223)	(3,873)
Other long-term liabilities	(831)	5,223
Net cash provided by operating activities	98,366	20,745
Cash flows from investing activities
Capital expenditures	(38,882)	(42,578)
Cash advances provided to PetSmart, net of reimbursements	—	2,114
Net cash used in investing activities	(38,882)	(40,464)
Cash flows from financing activities
Proceeds from tax sharing agreement with PetSmart	14,968	—
Contribution from PetSmart	—	325
Principal repayments of finance lease obligations	(272)	(160)
Net cash provided by financing activities	14,696	165
Net increase (decrease) in cash and cash equivalents	74,180	(19,554)
Cash and cash equivalents, as of beginning of period	563,345	212,088
Cash and cash equivalents, as of end of period	$637,525	$192,534

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

During the fiscal year ended January 31, 2021, the Company was controlled by PetSmart LLC (“PetSmart”). PetSmart is wholly-owned by a consortium including private investment funds advised by BC Partners, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”), and controlled by affiliates of BC Partners.

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended May 2, 2021 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2021 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“10-K Report”).

Fiscal Year

The Company has a 52 or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2021 fiscal year ends on January 30, 2022 and is a 52-week year. The Company’s 2020 fiscal year ended January 31, 2021 and was a 52-week year.

Reclassification

As the Company is no longer a subsidiary of PetSmart, balances due from and due to PetSmart have been included on a net basis within prepaid expenses and other current assets on the condensed consolidated balance sheets; corresponding amounts for prior periods have been reclassified to conform to the current period’s presentation.

Significant Accounting Policies

Other than policies noted herein or within Recent Accounting Pronouncements below, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the 10-K Report.

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	May 2, 2021	January 31, 2021
Outbound fulfillment	$328,148	$310,700
Advertising and marketing	90,436	85,835
Payroll liabilities	47,468	72,467
Accrued expenses and other	154,411	133,495
Total accrued expenses and other current liabilities	$620,463	$602,497

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued this Accounting Standards Update (“ASU”) to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. This update became effective at the beginning of the Company’s 2021 fiscal year. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

3.    Property and Equipment, net
The following is a summary of property and equipment, net (in thousands):

	As of
	May 2, 2021	January 31, 2021
Furniture, fixtures and equipment	$104,819	$91,496
Computer equipment	44,999	43,347
Internal-use software	67,304	56,977
Leasehold improvements	90,910	80,641
Construction in progress	41,198	41,914
	349,230	314,375
Less: accumulated depreciation and amortization	115,674	104,358
Property and equipment, net	$233,556	$210,017

Internal-use software includes labor and license costs associated with software development for internal use. As of May 2, 2021 and January 31, 2021, the Company had accumulated amortization related to internal-use software of $25.3 million and $22.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended May 2, 2021 and May 3, 2020, the Company recorded depreciation expense on property and equipment of $8.6 million, and $6.1 million, respectively, and amortization expense related to internal-use software costs of $2.8 million, and $1.2 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaration judgment action in the United States District Court for the Southern District of New York against IBM seeking the court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, alleging that the Company is infringing the four patents by operation of the Chewy.com website and mobile application, and seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The Company filed a motion to dismiss IBM’s claims against three of the asserted patents on May 14, 2021. In response, IBM filed an amended complaint on May 24, 2021 that included an additional assertion that the Company is infringing a fifth IBM patent. The Company filed a motion to dismiss IBM’s claims with respect to the newly asserted fifth patent on May 28, 2021.The Company continues to deny the allegations of any infringement and intends to vigorously defend itself in this matter. The possible loss or range of loss associated with this matter is not estimable.

5.    Debt

ABL Credit Facility

The Company has a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which matures in June 2024 and provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. The Company is required to pay a commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of May 2, 2021, which is reduced by standby letters of credit, the Company had $272.8 million of borrowing capacity under the ABL Credit Facility. As of May 2, 2021, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of May 2, 2021 and January 31, 2021 were not material and were included in property and equipment on the Company's condensed consolidated balance sheets. The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	May 2, 2021	January 31, 2021
Assets
Operating	Operating lease right-of-use assets	$339,056	$297,213
Total operating lease assets		$339,056	$297,213

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$21,301	$19,142
Non-current
Operating	Operating lease liabilities	371,464	328,231
Total operating lease liabilities		$392,765	$347,373

For the thirteen weeks ended May 2, 2021 and May 3, 2020, assets acquired in exchange for new operating lease liabilities were $46.0 million and $32.0 million, respectively. Lease expense primarily related to operating lease costs. Lease expense for the thirteen weeks ended May 2, 2021 and May 3, 2020 was $19.0 million and $13.4 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Operating cash flows related to cash paid for operating leases were approximately $15.3 million and $10.4 million for the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively.

7.    Stockholders’ Equity (Deficit)
Common Stock

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

Conversion of Class B Common Stock

On May 8, 2020, Buddy Chester Sub LLC, a wholly-owned subsidiary of Argos Intermediate Holdco I Inc. (“Argos Holdco”), which is controlled by affiliates of BC Partners, converted 17,584,098 shares of the Company’s Class B common stock into Class A common stock. On May 11, 2020, Buddy Chester Sub LLC entered into a variable forward purchase agreement to deliver up to 17,584,098 shares of the Company’s Class A common stock at the exchange date, which is expected to be May 16, 2023. The number of shares to be delivered will be determined based on, among other things, the trading price of the Company’s Class A common stock at that time.

On April 12, 2021, Argos Holdco converted 6,150,000 shares of the Company’s Class B common stock into Class A common stock and sold such Class A common stock.

8.    Share-Based Compensation

2019 Omnibus Incentive Plan

In June 2019, the Company’s board of directors adopted and approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on June 13, 2019 and allows for the issuance of up to 31,864,865 shares of Class A common stock. No awards may be granted under the 2019 Plan after June 2029.The 2019 Plan provides for the grant of stock options, including incentive stock options, non-qualified stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards (collectively “awards”). The awards may be granted to the Company’s employees, consultants, and directors, and the employees and consultants of the Company’s affiliates and subsidiaries.

Service and Performance-Based Awards

The Company grants restricted stock units that vest upon satisfaction of both service-based vesting conditions and company performance or market-based vesting conditions (“PRSUs”), subject to the employee’s continued employment with the Company through the applicable vesting date. The Company records share-based compensation expense for PRSUs over the requisite service period and accounts for forfeitures as they occur.

Service-Based Awards

The Company grants restricted stock units with service-based vesting conditions (“RSUs”) which vest subject to the employee’s continued employment with the Company through the applicable vesting date. The Company records share-based compensation expense for RSUs on a straight-line basis over the requisite service period and accounts for forfeitures as they occur.

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirteen weeks ended May 2, 2021 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2021	13,011	$35.95
Granted	32	$80.85
Vested	(257)	$29.74
Forfeited	(294)	$33.80
Unvested and outstanding as of May 2, 2021	12,492	$36.24

The total fair value of PRSUs that vested during the thirteen weeks ended May 2, 2021 was $24.2 million. As of May 2, 2021, total unrecognized compensation expense related to unvested PRSUs was $66.3 million and is expected to be recognized over a weighted-average expected performance period of 1.6 years.

The fair value of the PRSUs with market-based vesting conditions was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies with the following assumptions:

Performance period	5 years
Weighted-average risk-free interest rate	1.8%
Weighted-average volatility	49.7%
Weighted-average dividend yield	—%

The risk-free interest rate utilized is based on a 5-year term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of the stock of the Company’s peer firms.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of the Company’s Class A common stock on the date of grant.

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirteen weeks ended May 2, 2021 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2021	713	$48.58
Granted	1,664	$80.85
Vested	(92)	$36.46
Forfeited	(67)	$59.31
Unvested and outstanding as of May 2, 2021	2,218	$73.04

The total fair value of RSUs that vested during the thirteen weeks ended May 2, 2021 was $9.1 million. As of May 2, 2021, total unrecognized compensation expense related to unvested RSUs was $150.9 million and is expected to be recognized over a weighted-average expected performance period of 3.4 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of May 2, 2021, there were 6.2 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended
	May 2, 2021	May 3, 2020
PRSUs	$14,112	$42,010
RSUs	8,994	219
Total share-based compensation expense	$23,106	$42,229

9.    Income Taxes

Chewy is subject to taxation in the U.S. and various state and local jurisdictions. The Company’s losses and tax attributes were previously included in PetSmart’s consolidated tax return activity at the U.S. federal level and any applicable state and local level. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared based on the separate return method. As of January 31, 2021, Chewy was no longer a member of PetSmart’s affiliated group for U.S. federal income tax purposes. For presentation purposes, during the fiscal year ended January 31, 2021, the Company reduced the deferred tax attributes previously utilized by PetSmart, along with the associated valuation allowances, from the financial statements in order to properly reflect the deferred tax attributes available to the Company; this had no net impact on the Company’s income tax expense.

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen weeks ended May 2, 2021, and May 3, 2020. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

Concurrent with its initial public offering during the fiscal year ended February 2, 2020, the Company and PetSmart entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company and PetSmart with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, and local income taxes. During the thirteen weeks ended May 2, 2021, the Company collected $15.0 million pursuant to the tax sharing agreement. Though the tax sharing agreement was effectively terminated upon tax deconsolidation for federal income taxes, future settlements will occur upon the filing of final tax returns. Additionally, the Company will continue to receive payments upon the filing of certain combined state tax returns for the fiscal year ended January 31, 2021 and thereafter. As of May 2, 2021 and January 31, 2021, the Company had a receivable related to the tax sharing agreement of $24.7 million and $30.5 million, respectively, of which the outstanding amount is expected to be collected during the fiscal year ended January 30, 2022.

10.    Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders is presented using the two class method required for participating securities. Under the two class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings for the periods presented are calculated as net income (loss) less distributed earnings. Undistributed earnings are allocated proportionally to common Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Basic and diluted net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period.

For the thirteen weeks ended May 2, 2021, the Company’s calculations of basic and diluted net income per share attributable to common Class A and Class B stockholders include the dilutive effect of stock-based awards in the diluted net income per share calculation. The computation of diluted net income per share attributable to common stockholders does not include 2.1 million potential common shares for the thirteen weeks ended May 2, 2021.

For the thirteen weeks ended May 3, 2020, the Company’s calculations of basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. The computation of diluted net loss per share attributable to common stockholders does not include 21.8 million potential common shares for the thirteen weeks ended May 3, 2020, as the effect of their inclusion would have been antidilutive.

The following table sets forth basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	May 2, 2021	May 3, 2020
Basic and diluted net income (loss) per share
Numerator
Net income (loss) attributable to common stockholders	$38,719	$(47,870)
Denominator
Weighted average common shares used in computing net income (loss) per share attributable to Class A and Class B stockholders, basic	415,248	401,405
Weighted-average effect of dilutive stock-based awards	12,349	—
Weighted average common shares used in computing net income (loss) per share attributable to Class A and Class B stockholders, diluted	427,597	401,405
Earnings (loss) per common share
Net income (loss) per share attributable to common Class A and Class B stockholders, basic	$0.09	$(0.12)
Net income (loss) per share attributable to common Class A and Class B stockholders, diluted	$0.09	$(0.12)

11.    Certain Relationships and Related Party Transactions

The Company’s condensed consolidated financial statements include management fee expenses of $0.3 million allocated to the Company by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors for the thirteen weeks ended May 3, 2020. Allocated costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Since launch on July 2, 2018, certain of the Company’s pharmacy operations have been and continue to be conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $10.6 million and $11.7 million within net sales in the condensed consolidated statements of operations for the services provided during the thirteen weeks ended May 2, 2021 and May 3, 2020, respectively.

As of May 2, 2021 and January 31, 2021, the Company had a net receivable from PetSmart of $28.8 million and $21.9 million, respectively, which was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

PetSmart Guarantees

PetSmart previously provided a guarantee of payment with respect to certain equipment and other leases that the Company entered into and served as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s suppliers. As of June 4, 2021, all such guarantees had been released, with the exception of guarantees pertaining to two of the Company’s lease agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2021 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and around-the-clock convenience that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and continually develop innovative ways for our customers to engage with us. We partner with more than 2,500 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding proprietary brands. Through our website and mobile applications, we offer our customers more than 75,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

COVID-19

The COVID-19 pandemic has been a disruptive economic and societal event that has affected our business and consumer shopping behavior. To serve our pet parents while also providing for the safety and well-being of our team members, we have adapted aspects of our logistics, transportation, supply chain and purchasing processes accordingly. As reflected in the discussion below, we have seen customers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased sales and order activity for our business. While the COVID-19 outbreak has not had a material adverse impact on our operations to date, and conditions do appear to be improving as vaccination levels rise and state and local economies begin to re-open, the positive or negative impacts that the COVID-19 outbreak will ultimately have on our business remain difficult to predict.

As this crisis unfolded, we monitored conditions closely and adapted our operations to meet federal, state and local standards, while continuing to meet the needs of our rapidly growing community of pets and pet parents and to ensure the safety and well-being of our team members. While conditions appear to be improving, we are still unable to predict the duration of the COVID-19 pandemic and therefore what the ultimate impact of the COVID-19 pandemic will be on the broader economy or our operations and liquidity. As such, risks still remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” in this 10-Q Report and the “Risk Factors” disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Fiscal Year End

We have a 52 or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2021 fiscal year ends on January 30, 2022 and is a 52-week year. Our 2020 fiscal year ended January 31, 2021 and was a 52-week year.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	13 Weeks Ended
(in thousands, except net sales per active customer and percentages)	May 2, 2021	May 3, 2020	% Change
Financial and Operating Data
Net sales	$2,135,178	$1,621,393	31.7%
Net income (loss) (1)	$38,719	$(47,870)	180.9%
Net margin (1)	1.8%	(3.0)%
Adjusted EBITDA(2)	$77,354	$3,443	n/m
Adjusted EBITDA margin(2)	3.6%	0.2%
Net cash provided by operating activities	$98,366	$20,745	n/m
Free cash flow(2)	$59,484	$(21,833)	n/m
Active customers	19,765	15,016	31.6%
Net sales per active customer	$388	$357	8.7%
Autoship customer sales	$1,480,240	$1,101,189	34.4%
Autoship customer sales as a percentage of net sales	69.3%	67.9%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $24.8 million for the thirteen weeks ended May 2, 2021 compared to $42.3 million for the thirteen weeks ended May 3, 2020.
(2) Adjusted EBITDA, adjusted EBITDA margin and free cash flow are non-GAAP financial measures.

We define net margin as net income (loss) divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization; share-based compensation expense and related taxes; income tax provision; interest income (expense), net; management fee expense; transaction related costs; and litigation matters and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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
•adjusted EBITDA does not reflect transaction related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or planned transaction and include litigation matters, integration consulting fees, internal salaries and wages (to the extent the individuals are assigned full-time to integration and transformation activities) and certain costs related to integrating and converging IT systems; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, including various cash flow metrics, net income (loss), net margin, and our other GAAP results.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA	May 2, 2021	May 3, 2020
Net income (loss)	$38,719	$(47,870)
Add (deduct):
Depreciation and amortization	11,426	7,253
Share-based compensation expense and related taxes	24,772	42,341
Interest expense, net	402	384
Management fee expense(1)	—	325
Transaction related costs	831	—
Other	1,204	1,010
Adjusted EBITDA	$77,354	$3,443
Net sales	$2,135,178	$1,621,393
Net margin	1.8%	(3.0)%
Adjusted EBITDA margin	3.6%	0.2%
(1) Management fee expense allocated to us by PetSmart LLC (“PetSmart”) for organizational oversight and certain limited corporate functions provided by its sponsors. Although we are not a party to the agreement governing the management fee, this management fee is reflected as an expense in our condensed consolidated financial statements during the thirteen weeks ended May 3, 2020.

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

($ in thousands)	13 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	May 2, 2021	May 3, 2020
Net cash provided by operating activities	$98,366	$20,745
Deduct:
Capital expenditures	(38,882)	(42,578)
Free Cash Flow	$59,484	$(21,833)

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

	13 Weeks Ended
				% of net sales
($ in thousands)	May 2, 2021	May 3, 2020	% Change	May 2, 2021	May 3, 2020
Consolidated Statements of Operations
Net sales	$2,135,178	$1,621,393	31.7%	100.0%	100.0%
Cost of goods sold	1,545,402	1,242,684	24.4%	72.4%	76.6%
Gross profit	589,776	378,709	55.7%	27.6%	23.4%
Operating expenses:
Selling, general and administrative	406,220	320,057	26.9%	19.0%	19.7%
Advertising and marketing	144,435	106,138	36.1%	6.8%	6.5%
Total operating expenses	550,655	426,195	29.2%	25.8%	26.3%
Income (loss) from operations	39,121	(47,486)	182.4%	1.8%	(2.9)%
Interest expense, net	(402)	(384)	4.7%	—%	—%
Income (loss) before income tax provision	38,719	(47,870)	180.9%	1.8%	(3.0)%
Income tax provision	—	—	—%	—%	—%
Net income (loss)	$38,719	$(47,870)	180.9%	1.8%	(3.0)%

Thirteen Weeks Ended May 2, 2021 Compared to Thirteen Weeks Ended May 3, 2020

Net Sales

	13 Weeks Ended
($ in thousands)	May 2, 2021	May 3, 2020	$ Change	% Change
Consumables	$1,455,013	$1,173,549	$281,464	24.0%
Hardgoods	343,629	242,838	100,791	41.5%
Other	336,536	205,006	131,530	64.2%
Net sales	$2,135,178	$1,621,393	$513,785	31.7%

Net sales for the thirteen weeks ended May 2, 2021 increased by $513.8 million, or 31.7%, to $2.1 billion compared to $1.6 billion for the thirteen weeks ended May 3, 2020. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 4.7 million, or 31.6% year-over-year. Spending among our active customers increased with net sales per active customer increasing $31, or 8.7%, in the thirteen weeks ended May 2, 2021 compared to the thirteen weeks ended May 3, 2020, driven by continued catalog expansion and growth across all verticals.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended May 2, 2021 increased by $302.7 million, or 24.4%, to $1.5 billion compared to $1.2 billion in the thirteen weeks ended May 3, 2020. This increase was primarily due to a 26.6% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of realized supply chain efficiencies and change in mix of sales as hardgoods, healthcare, and proprietary brand businesses continue to grow faster than the overall business.

Gross profit for the thirteen weeks ended May 2, 2021 increased by $211.1 million, or 55.7%, to $589.8 million compared to $378.7 million in the thirteen weeks ended May 3, 2020. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended May 2, 2021 increased by 420 basis points compared to the thirteen weeks ended May 3, 2020, primarily due to margin expansion across all verticals including continued growth in our proprietary brands, hardgoods, and healthcare businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended May 2, 2021 increased by $86.2 million, or 26.9%, to $406.2 million compared to $320.1 million in the thirteen weeks ended May 3, 2020. This increase was primarily due to an increase of $69.9 million in fulfillment costs largely attributable to increased investments to support overall growth of our business, including the opening of new fulfillment centers in Lewisberry, Pennsylvania, Archbald, Pennsylvania, and Salisbury, North Carolina, a limited catalog fulfillment center in Kansas City, Missouri, a customer service center in Dallas, Texas, growth of fulfillment and customer service headcount, and investments in wages and benefits for fulfillment and customer service team members. Facilities expenses and other general and administrative expenses increased by $35.4 million, primarily due to increased headcount as a result of business growth as well as expenses incurred as a result of IT initiatives. These increases were partially offset by a $19.1 million reduction in non-cash share-based compensation expense.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended May 2, 2021 increased by $38.3 million, or 36.1%, to $144.4 million compared to $106.1 million in the thirteen weeks ended May 3, 2020. The increase was primarily due to an increase in advertising and marketing spend through existing channels which contributed to an increase in the number of active customers of 4.7 million. Of note, we experienced a meaningful increase in organic customer growth in the thirteen weeks ended May 3, 2020 attributable to an increase in online shopping due to the COVID-19 pandemic.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations and equity offerings. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $637.5 million as of May 2, 2021, an increase of $74.2 million from January 31, 2021.

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

2020 Equity Offering

On September 21, 2020, we issued and sold 5,865,000 shares of Class A common stock at a public offering price of $54.40 per share, raising $318.4 million in net proceeds after deducting offering costs of approximately $0.6 million. For additional information, see Note 7 in the “Notes to Condensed Consolidated Financial Statements” of this 10-Q Report.

Cash Flows

	13 Weeks Ended
	May 2, 2021	May 3, 2020
Net cash provided by operating activities	$98,366	$20,745
Net cash used in investing activities	$(38,882)	$(40,464)
Net cash provided by financing activities	$14,696	$165

Operating Activities

Net cash provided by operating activities was $98.4 million for the thirteen weeks ended May 2, 2021, which primarily consisted of $38.7 million of net income, non-cash adjustments such as depreciation and amortization expense of $11.4 million and share-based compensation expense of $23.1 million, and a cash increase of $24.6 million from the management of working capital. Cash increases from working capital were primarily driven by a decrease in inventories, an increase in payables, as well as an increase in other current liabilities, partially offset by an increase in receivables and other current assets.

Net cash provided by operating activities was $20.7 million for the thirteen weeks ended May 3, 2020, which primarily consisted of $47.9 million of net loss, non-cash adjustments such as depreciation and amortization expense of $7.3 million and share-based compensation expense of $42.2 million, and a cash increase of $11.6 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in payables and other current liabilities, partially offset by an increase in inventories and receivables.

Investing Activities

Net cash used in investing activities was $38.9 million for the thirteen weeks ended May 2, 2021, primarily consisting of capital expenditures related to the launch of new fulfillment centers and additional investments in IT hardware and software.

Net cash used in investing activities was $40.5 million for the thirteen weeks ended May 3, 2020, primarily consisting of $42.6 million of capital expenditures related to the launch of new fulfillment centers, the expansion of the corporate office and customer service centers, and additional investments in IT hardware and software, partially offset by $2.1 million of cash reimbursements, net of advances from PetSmart.

Financing Activities

Net cash provided by financing activities was $14.7 million for the thirteen weeks ended May 2, 2021 and consisted of $15.0 million received pursuant to the tax sharing agreement with PetSmart, partially offset by principal repayments of finance lease obligations.

Net cash provided by financing activities was $0.2 million for the thirteen weeks ended May 3, 2020, and consisted of a management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors, partially offset by principal payments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a five year senior secured asset backed credit facility (the “ABL Credit Facility”) which matures in June 2024 and provides for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. We are required to pay a commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of May 2, 2021, which is reduced by standby letters of credit, we had $272.8 million of borrowing capacity under the ABL Credit Facility. As of May 2, 2021, we had no outstanding borrowings under the ABL Credit Facility.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this 10-Q Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 2, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended May 2, 2021. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning legal proceedings is provided in Item 1 of Part I, “Financial Statements (Unaudited)–Note 4 – Commitments and Contingencies–Legal Matters” and is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Amendment No. 1 to Intercompany Services Agreement, dated February 12, 2021, by and between Chewy, Inc. and Chewy Pharmacy KY, LLC	10-K	001-38936	10.1	March 30, 2021
10.2	Amendment No. 2 to Master Transaction Agreement, dated as of February 12, 2021, by and between Chewy, Inc. and PetSmart LLC	10-K	001-38936	10.2	March 30, 2021
10.3	Form of Performance-Based Restricted Stock Unit Agreement					X
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

CHEWY, INC.

Date:	June 10, 2021	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)