Form 10-Q
period 2021-08-01
Chewy, Inc.
filed 2021-09-01
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of August 25, 2021
Class A Common Stock, $0.01 par value per share	106,574,936
Class B Common Stock, $0.01 par value per share	311,188,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended August 1, 2021

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 31, 2021, our subsequent quarterly report, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	August 1, 2021	January 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$724,997	$563,345
Accounts receivable	113,433	100,699
Inventories	505,978	513,304
Prepaid expenses and other current assets	48,126	49,430
Total current assets	1,392,534	1,226,778
Property and equipment, net	277,413	210,017
Operating lease right-of-use assets	338,334	297,213
Other non-current assets	10,081	6,902
Total assets	$2,018,362	$1,740,910
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$829,021	$778,365
Accrued expenses and other current liabilities	709,927	602,497
Total current liabilities	1,538,948	1,380,862
Operating lease liabilities	372,400	328,231
Other long-term liabilities	31,961	33,821
Total liabilities	1,943,309	1,742,914
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of August 1, 2021 and January 31, 2021	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 106,574,936 and 97,708,518 shares issued and outstanding as of August 1, 2021 and January 31, 2021, respectively	1,066	977
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 and 317,338,356 shares issued and outstanding as of August 1, 2021 and January 31, 2021, respectively	3,112	3,173
Additional paid-in capital	1,985,800	1,930,804
Accumulated deficit	(1,914,925)	(1,936,958)
Total stockholders’ equity (deficit)	75,053	(2,004)
Total liabilities and stockholders’ equity (deficit)	$2,018,362	$1,740,910

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net sales	$2,155,036	$1,699,859	$4,290,214	$3,321,252
Cost of goods sold	1,561,582	1,266,503	3,106,984	2,509,187
Gross profit	593,454	433,356	1,183,230	812,065
Operating expenses:
Selling, general and administrative	437,672	343,181	843,892	663,238
Advertising and marketing	171,968	122,446	316,403	228,584
Total operating expenses	609,640	465,627	1,160,295	891,822
(Loss) income from operations	(16,186)	(32,271)	22,935	(79,757)
Interest expense, net	(500)	(546)	(902)	(930)
(Loss) income before income tax provision	(16,686)	(32,817)	22,033	(80,687)
Income tax provision	—	—	—	—
Net (loss) income	$(16,686)	$(32,817)	$22,033	$(80,687)

Net (loss) income per share attributable to common Class A and Class B stockholders, basic	$(0.04)	$(0.08)	$0.05	$(0.20)
Net (loss) income per share attributable to common Class A and Class B stockholders, diluted	$(0.04)	$(0.08)	$0.05	$(0.20)
Weighted average common shares used in computing net (loss) income per share attributable to common Class A and Class B stockholders, basic	416,665	404,377	415,957	402,891
Weighted average common shares used in computing net (loss) income per share attributable to common Class A and Class B stockholders, diluted	416,665	404,377	427,458	402,891

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	13 Weeks Ended August 1, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of May 2, 2021	415,395	$4,154	$1,963,107	$(1,898,239)	$69,022
Share-based compensation expense	—	—	21,778	—	21,778
Vesting of share-based compensation awards	2,274	23	(23)	—	—
Distribution to parent	93	1	(1)	—	—
Tax sharing agreement with related parties	—	—	939	—	939
Net loss	—	—	—	(16,686)	(16,686)
Balance as of August 1, 2021	417,762	$4,178	$1,985,800	$(1,914,925)	$75,053

	13 Weeks Ended August 2, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of May 3, 2020	401,461	$4,015	$1,491,792	$(1,892,342)	$(396,535)
Share-based compensation expense	—	—	33,151	—	33,151
Vesting of share-based compensation awards	4,918	49	(49)	—	—
Distribution to parent	187	2	(2)	—	—
Contribution from PetSmart	—	—	325	—	325
Tax sharing agreement with related parties	—	—	18,264	—	18,264
Net loss	—	—	—	(32,817)	(32,817)
Balance as of August 2, 2020	406,566	$4,066	$1,543,481	$(1,925,159)	$(377,612)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	26 Weeks Ended August 1, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 31, 2021	415,046	$4,150	$1,930,804	$(1,936,958)	$(2,004)
Share-based compensation expense	—	—	44,884	—	44,884
Vesting of share-based compensation awards	2,623	27	(27)	—	—
Distribution to parent	93	1	(1)	—	—
Tax sharing agreement with related parties	—	—	10,140	—	10,140
Net income	—	—	—	22,033	22,033
Balance as of August 1, 2021	417,762	$4,178	$1,985,800	$(1,914,925)	$75,053

	26 Weeks Ended August 2, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of February 2, 2020	401,368	$4,014	$1,436,484	$(1,844,472)	$(403,974)
Share-based compensation expense	—	—	75,380	—	75,380
Vesting of share-based compensation awards	5,011	50	(50)	—	—
Distribution to parent	187	2	(2)	—	—
Contribution from PetSmart	—	—	650	—	650
Tax sharing agreement with related parties	—	—	31,019	—	31,019
Net loss	—	—	—	(80,687)	(80,687)
Balance as of August 2, 2020	406,566	$4,066	$1,543,481	$(1,925,159)	$(377,612)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	August 1, 2021	August 2, 2020
Cash flows from operating activities
Net income (loss)	$22,033	$(80,687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,117	15,336
Share-based compensation expense	44,884	75,380
Non-cash lease expense	16,399	11,082
Other	179	216
Net change in operating assets and liabilities:
Accounts receivable	(12,734)	(13,298)
Inventories	7,326	(135,232)
Prepaid expenses and other current assets	(31,695)	(2,010)
Other non-current assets	(3,324)	(99)
Trade accounts payable	50,656	19,554
Accrued expenses and other current liabilities	78,233	92,650
Operating lease liabilities	(10,562)	(7,196)
Other long-term liabilities	(2,061)	16,159
Net cash provided by (used in) operating activities	183,451	(8,145)
Cash flows from investing activities
Capital expenditures	(63,714)	(69,723)
Cash advances provided to PetSmart, net of reimbursements	—	(3,918)
Net cash used in investing activities	(63,714)	(73,641)
Cash flows from financing activities
Proceeds from tax sharing agreement with related parties	42,405	23,213
Contribution from PetSmart	—	650
Principal repayments of finance lease obligations	(490)	(323)
Net cash provided by financing activities	41,915	23,540
Net increase (decrease) in cash and cash equivalents	161,652	(58,246)
Cash and cash equivalents, as of beginning of period	563,345	212,088
Cash and cash equivalents, as of end of period	$724,997	$153,842

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended August 1, 2021 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2021 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“10-K Report”).

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2021 fiscal year ends on January 30, 2022 and is a 52-week year. The Company’s 2020 fiscal year ended January 31, 2021 and was a 52-week year.

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	August 1, 2021	January 31, 2021
Outbound fulfillment	$336,359	$310,700
Advertising and marketing	123,848	85,835
Payroll liabilities	64,118	72,467
Accrued expenses and other	185,602	133,495
Total accrued expenses and other current liabilities	$709,927	$602,497

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

3.    Property and Equipment, net
The following is a summary of property and equipment, net (in thousands):

	As of
	August 1, 2021	January 31, 2021
Furniture, fixtures and equipment	$109,541	$91,496
Computer equipment	47,867	43,347
Internal-use software	79,000	56,977
Leasehold improvements	96,573	80,641
Construction in progress	72,724	41,914
	405,705	314,375
Less: accumulated depreciation and amortization	128,292	104,358
Property and equipment, net	$277,413	$210,017

Internal-use software includes labor and license costs associated with software development for internal use. As of August 1, 2021 and January 31, 2021, the Company had accumulated amortization related to internal-use software of $28.6 million and $22.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended August 1, 2021 and August 2, 2020, the Company recorded depreciation expense on property and equipment of $9.4 million, and $6.6 million, respectively, and amortization expense related to internal-use software costs of $3.3 million, and $1.4 million, respectively. For the twenty-six weeks ended August 1, 2021 and August 2, 2020, the Company recorded depreciation expense on property and equipment of $18.0 million, and $12.7 million, respectively, and amortization expense related to internal-use software costs of $6.1 million, and $2.6 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaration judgment action in the United States District Court for the Southern District of New York against IBM seeking the court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, alleging that the Company is infringing the four patents by operation of the Chewy.com website and mobile application, and seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The Company filed a motion to dismiss IBM’s claims against three of the asserted patents on May 14, 2021. In response, IBM filed an amended complaint on May 24, 2021 that included an additional assertion that the Company is infringing a fifth IBM patent. On June 14, 2021, the Company filed a motion to dismiss IBM’s claims with respect to four of the asserted patents, which was denied on August 4, 2021. The Company continues to deny the allegations of any infringement and intends to vigorously defend itself in this matter. The possible loss or range of loss associated with this matter is not estimable.

5.    Debt

ABL Credit Facility

The Company has a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which was scheduled to mature in June 2024 and provided for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provided the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. The Company was required to pay a commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which was generally based on average daily usage of the facility. Based on the Company’s borrowing base as of August 1, 2021, which is reduced by standby letters of credit, the Company had $264.0 million of borrowing capacity under the ABL Credit Facility. As of August 1, 2021, the Company had no outstanding borrowings under the ABL Credit Facility.

On August 27, 2021, the Company amended the ABL Credit Facility to increase the aggregate principal amount to be up to $500 million and increase the amount available for incremental asset-based revolving loan facilities to $300 million. In addition, the amendments resulted in the commitment fee being modified from a range of 0.25% to 0.375% to a fixed 0.25% fee with respect to the undrawn portion of the commitments. The ABL Credit Facility now matures in August 2026.

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

The Company’s finance leases as of August 1, 2021 and January 31, 2021 were not material and were included in property and equipment on the Company's condensed consolidated balance sheets. The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	August 1, 2021	January 31, 2021
Assets
Operating	Operating lease right-of-use assets	$338,334	$297,213
Total operating lease assets		$338,334	$297,213

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$21,956	$19,142
Non-current
Operating	Operating lease liabilities	372,400	328,231
Total operating lease liabilities		$394,356	$347,373

For the twenty-six weeks ended August 1, 2021 and August 2, 2020, assets acquired in exchange for new operating lease liabilities were $50.1 million and $67.6 million, respectively. Lease expense primarily related to operating lease costs. Lease expense for the thirteen weeks ended August 1, 2021 and August 2, 2020 was $19.6 million and $14.9 million, respectively. Lease expense for the twenty-six weeks ended August 1, 2021 and August 2, 2020 was $38.6 million and $28.3 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $32.0 million and $21.7 million for the twenty-six weeks ended August 1, 2021 and August 2, 2020, respectively.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the twenty-six weeks ended August 1, 2021 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2021	13,011	$35.95
Granted	32	$80.85
Vested	(2,578)	$35.93
Forfeited	(731)	$35.01
Unvested and outstanding as of August 1, 2021	9,734	$36.17

The total fair value of PRSUs that vested during the twenty-six weeks ended August 1, 2021 was $198.0 million. As of August 1, 2021, total unrecognized compensation expense related to unvested PRSUs was $50.1 million and is expected to be recognized over a weighted-average expected performance period of 1.4 years.

During the twenty-six weeks ended August 1, 2021 and August 2, 2020, vesting occurred for 93,309 and 186,617 PRSUs, respectively, previously granted to an employee of PetSmart. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the twenty-six weeks ended August 1, 2021 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2021	713	$48.58
Granted	1,854	$80.16
Vested	(142)	$41.99
Forfeited	(228)	$68.24
Unvested and outstanding as of August 1, 2021	2,197	$73.69

The total fair value of RSUs that vested during the twenty-six weeks ended August 1, 2021 was $12.9 million. As of August 1, 2021, total unrecognized compensation expense related to unvested RSUs was $141.6 million and is expected to be recognized over a weighted-average expected performance period of 3.2 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of August 1, 2021, there were 6.6 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
PRSUs	$10,037	$32,138	$24,149	$74,148
RSUs	11,741	1,013	20,735	1,232
Total share-based compensation expense	$21,778	$33,151	$44,884	$75,380

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

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and twenty-six weeks ended August 1, 2021, and August 2, 2020. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

Concurrent with its initial public offering during the fiscal year ended February 2, 2020, the Company, PetSmart, and Argos Intermediate Holdco I Inc. (“Argos Holdco”) entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company, PetSmart, and Argos Holdco with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, and local income taxes. During the twenty-six weeks ended August 1, 2021 and August 2, 2020, the Company collected $42.4 million and $23.2 million, respectively, pursuant to the tax sharing agreement. Though the tax sharing agreement was effectively terminated with PetSmart upon tax deconsolidation for federal income taxes, future settlements will occur upon the filing of final tax returns. Additionally, the Company will continue to receive payments from Argos Holdco upon the filing of certain combined state tax returns for the fiscal year ended January 31, 2021 and thereafter. As of August 1, 2021, the Company did not have an outstanding position related to the tax sharing agreement. As of January 31, 2021, the Company had a receivable related to the tax sharing agreement of $30.5 million, which has been collected during the twenty-six weeks ended August 1, 2021.

10.    Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders is presented using the two class method required for participating securities. Under the two class method, net (loss) income attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings for the periods presented are calculated as net (loss) income less distributed earnings. Undistributed earnings are allocated proportionally to common Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Basic and diluted net (loss) income per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average shares outstanding during the period.

For the twenty-six weeks ended August 1, 2021, the Company’s calculations of basic and diluted net income per share attributable to common Class A and Class B stockholders include the dilutive effect of stock-based awards in the diluted net income per share calculation. The computation of diluted net income per share attributable to common stockholders does not include 2.9 million potential common shares for the twenty-six weeks ended August 1, 2021.

For the thirteen weeks ended August 1, 2021 and thirteen and twenty-six weeks ended August 2, 2020, the Company’s calculations of basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. The computation of diluted net loss per share attributable to common stockholders does not include 11.9 million and 16.6 million potential common shares for the thirteen weeks ended August 1, 2021 and thirteen and twenty-six weeks ended August 2, 2020, respectively. as the effect of their inclusion would have been antidilutive.

The following table sets forth basic and diluted net (loss) income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Basic and diluted net (loss) income per share
Numerator
Net (loss) income attributable to common stockholders	$(16,686)	$(32,817)	$22,033	$(80,687)
Denominator
Weighted average common shares used in computing net (loss) income per share attributable to Class A and Class B stockholders, basic	416,665	404,377	415,957	402,891
Weighted-average effect of dilutive stock-based awards	—	—	11,501	—
Weighted average common shares used in computing net (loss) income per share attributable to Class A and Class B stockholders, diluted	416,665	404,377	427,458	402,891
Net (loss) income per common share
Net (loss) income per share attributable to common Class A and Class B stockholders, basic	$(0.04)	$(0.08)	$0.05	$(0.20)
Net (loss) income per share attributable to common Class A and Class B stockholders, diluted	$(0.04)	$(0.08)	$0.05	$(0.20)

11.    Certain Relationships and Related Party Transactions

The Company’s condensed consolidated financial statements include management fee expenses of $0.3 million and $0.7 million allocated to the Company by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors for the thirteen and twenty-six weeks ended August 2, 2020. Allocated costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Since launch on July 2, 2018, certain of the Company’s pharmacy operations have been and continue to be conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $9.1 million and $19.7 million during the thirteen and twenty-six weeks ended August 1, 2021 within net sales in the condensed consolidated statements of operations for the services provided compared to $9.9 million and $21.6 million during the thirteen and twenty-six weeks ended August 2, 2020.

As of August 1, 2021 and January 31, 2021, the Company had a net receivable from PetSmart of $7.5 million and $21.9 million, respectively, which was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

PetSmart Guarantees

PetSmart previously provided a guarantee of payment with respect to certain equipment and other leases that the Company entered into and served as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s suppliers. As of August 1, 2021, all such guarantees had been released, with the exception of guarantees pertaining to two of the Company’s lease agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2021 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

COVID-19

The COVID-19 pandemic has been a disruptive economic and societal event that has affected our business and consumer shopping behavior. To serve our pet parents while also providing for the safety and well-being of our team members, we have adapted aspects of our logistics, transportation, supply chain and purchasing processes accordingly. As reflected in the discussion below, we have seen customers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased sales and order activity for our business. Labor markets, particularly as they pertain to our fulfillment centers, have been, and remain, challenging. We expect this labor supply and demand imbalance to continue over the near to medium term, resulting in increased competition for personnel. While the COVID-19 outbreak has not had a material adverse impact on our operations to date, and conditions do appear to be improving as vaccination levels rise and state and local economies begin to re-open, the positive or negative impacts that the COVID-19 outbreak will ultimately have on our business remain difficult to predict.

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

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2021 fiscal year ends on January 30, 2022 and is a 52-week year. Our 2020 fiscal year ended January 31, 2021 and was a 52-week year.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	13 Weeks Ended			26 Weeks Ended
(in thousands, except net sales per active customer and percentages)	August 1, 2021	August 2, 2020	% Change	August 1, 2021	August 2, 2020	% Change
Financial and Operating Data
Net sales	$2,155,036	$1,699,859	26.8%	$4,290,214	$3,321,252	29.2%
Net (loss) income (1)	$(16,686)	$(32,817)	49.2%	$22,033	$(80,687)	127.3%
Net margin (1)	(0.8)%	(1.9)%		0.5%	(2.4)%
Adjusted EBITDA(2)	$23,272	$15,458	50.5%	$100,626	$18,901	n/m
Adjusted EBITDA margin(2)	1.1%	0.9%		2.3%	0.6%
Net cash provided by (used in) operating activities	$85,085	$(28,890)	n/m	$183,451	$(8,145)	n/m
Free cash flow(2)	$60,253	$(56,035)	207.5%	$119,737	$(77,868)	253.8%
Active customers	20,077	16,579	21.1%	20,077	$16,579	21.1%
Net sales per active customer	$404	$356	13.5%	$404	$356	13.5%
Autoship customer sales	$1,513,944	$1,161,603	30.3%	$2,994,184	$2,262,792	32.3%
Autoship customer sales as a percentage of net sales	70.3%	68.3%		69.8%	68.1%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $25.6 million and $50.4 million for the thirteen and twenty-six weeks ended August 1, 2021, respectively, compared to $37.8 million and $80.1 million for the thirteen and twenty-six weeks ended August 2, 2020, respectively.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net (Loss) Income to Adjusted EBITDA	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net (loss) income	$(16,686)	$(32,817)	$22,033	$(80,687)
Add (deduct):
Depreciation and amortization	12,691	8,083	24,117	15,336
Share-based compensation expense and related taxes	25,589	37,797	50,361	80,138
Interest expense, net	500	546	902	930
Management fee expense(1)	—	325	—	650
Transaction related costs	140	—	971	—
Other	1,038	1,524	2,242	2,534
Adjusted EBITDA	$23,272	$15,458	$100,626	$18,901
Net sales	$2,155,036	$1,699,859	$4,290,214	$3,321,252
Net margin	(0.8)%	(1.9)%	0.5%	(2.4)%
Adjusted EBITDA margin	1.1%	0.9%	2.3%	0.6%
(1) Management fee expense allocated to us by PetSmart LLC (“PetSmart”) for organizational oversight and certain limited corporate functions provided by its sponsors. Although we are not a party to the agreement governing the management fee, this management fee is reflected as an expense in our condensed consolidated financial statements during the thirteen and twenty-six weeks ended August 2, 2020.

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

($ in thousands)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Cash Provided by (Used in) Operating Activities to Free Cash Flow	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Net cash provided by (used in) operating activities	$85,085	$(28,890)	$183,451	$(8,145)
Deduct:
Capital expenditures	(24,832)	(27,145)	(63,714)	(69,723)
Free Cash Flow	$60,253	$(56,035)	$119,737	$(77,868)

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

	13 Weeks Ended					26 Weeks Ended
				% of net sales					% of net sales
($ in thousands)	August 1, 2021	August 2, 2020	% Change	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020	% Change	August 1, 2021	August 2, 2020
Consolidated Statements of Operations
Net sales	$2,155,036	$1,699,859	26.8%	100.0%	100.0%	$4,290,214	$3,321,252	29.2%	100.0%	100.0%
Cost of goods sold	1,561,582	1,266,503	23.3%	72.5%	74.5%	3,106,984	2,509,187	23.8%	72.4%	75.5%
Gross profit	593,454	433,356	36.9%	27.5%	25.5%	1,183,230	812,065	45.7%	27.6%	24.5%
Operating expenses:
Selling, general and administrative	437,672	343,181	27.5%	20.3%	20.2%	843,892	663,238	27.2%	19.7%	20.0%
Advertising and marketing	171,968	122,446	40.4%	8.0%	7.2%	316,403	228,584	38.4%	7.4%	6.9%
Total operating expenses	609,640	465,627	30.9%	28.3%	27.4%	1,160,295	891,822	30.1%	27.0%	26.9%
(Loss) income from operations	(16,186)	(32,271)	49.8%	(0.8)%	(1.9)%	22,935	(79,757)	128.8%	0.5%	(2.4)%
Interest expense, net	(500)	(546)	8.4%	—%	—%	(902)	(930)	3.0%	—%	—%
(Loss) income before income tax provision	(16,686)	(32,817)	49.2%	(0.8)%	(1.9)%	22,033	(80,687)	127.3%	0.5%	(2.4)%
Income tax provision	—	—	—%	—%	—%	—	—	—%	—%	—%
Net (loss) income	$(16,686)	$(32,817)	49.2%	(0.8)%	(1.9)%	$22,033	$(80,687)	127.3%	0.5%	(2.4)%

Thirteen and Twenty-Six Weeks Ended August 1, 2021 Compared to Thirteen and Twenty-Six Weeks Ended August 2, 2020

Net Sales

	13 Weeks Ended				26 Weeks Ended
($ in thousands)	August 1, 2021	August 2, 2020	$ Change	% Change	August 1, 2021	August 2, 2020	$ Change	% Change
Consumables	$1,483,954	$1,159,094	$324,860	28.0%	$2,938,967	$2,332,643	$606,324	26.0%
Hardgoods	318,593	296,666	21,927	7.4%	662,222	539,504	122,718	22.7%
Other	352,489	244,099	108,390	44.4%	689,025	449,105	239,920	53.4%
Net sales	$2,155,036	$1,699,859	$455,177	26.8%	$4,290,214	$3,321,252	$968,962	29.2%

Net sales for the thirteen weeks ended August 1, 2021 increased by $455.2 million, or 26.8%, to $2.2 billion compared to $1.7 billion for the thirteen weeks ended August 2, 2020. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 3.5 million, or 21.1% year-over-year. Spending among our active customers also increased with net sales per active customer increasing $48, or 13.5%, in the thirteen weeks ended August 1, 2021 compared to the thirteen weeks ended August 2, 2020, driven by continued catalog expansion and growth across all verticals.

Net sales for the twenty-six weeks ended August 1, 2021 increased by $1.0 billion, or 29.2%, to $4.3 billion compared to $3.3 billion for the twenty-six weeks ended August 2, 2020. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 3.5 million, or 21.1% year-over-year. Spending among our active customers also increased with net sales per active customer increasing $48, or 13.5%, in the twenty-six weeks ended August 1, 2021 compared to the twenty-six weeks ended August 2, 2020, driven by continued catalog expansion and growth across all verticals.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended August 1, 2021 increased by $295.1 million, or 23.3%, to $1.6 billion compared to $1.3 billion in the thirteen weeks ended August 2, 2020. This increase was primarily due to a 24.7% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of realized supply chain efficiencies and change in mix of sales as healthcare businesses continue to grow faster than the overall business.

Cost of goods sold for the twenty-six weeks ended August 1, 2021 increased by $597.8 million, or 23.8%, to $3.1 billion compared to $2.5 billion in the twenty-six weeks ended August 2, 2020. This increase was primarily due to a 25.6% increase in orders shipped and associated product costs, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of realized supply chain efficiencies and change in mix of sales as healthcare and proprietary brands businesses continues to grow faster than the overall business.

Gross profit for the thirteen weeks ended August 1, 2021 increased by $160.1 million, or 36.9%, to $593.5 million compared to $433.4 million in the thirteen weeks ended August 2, 2020. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended August 1, 2021 increased by 200 basis points compared to the thirteen weeks ended August 2, 2020, primarily due to margin expansion across our consumables, hardgoods and healthcare businesses.

Gross profit for the twenty-six weeks ended August 1, 2021 increased by $371.2 million, or 45.7%, to $1.2 billion compared to $812.1 million in the twenty-six weeks ended August 2, 2020. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the twenty-six weeks ended August 1, 2021 increased by 310 basis points compared to the twenty-six weeks ended August 2, 2020, primarily due to margin expansion across our consumables, hardgoods and healthcare businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended August 1, 2021 increased by $94.5 million, or 27.5%, to $437.7 million compared to $343.2 million in the thirteen weeks ended August 2, 2020. This increase was primarily due to an increase of $68.8 million in fulfillment costs largely attributable to increased investments to support the overall growth of our business, including the costs associated with the opening of new fulfillment centers in Lewisberry, Pennsylvania, Archbald, Pennsylvania, and Belton, Missouri, a limited catalog fulfillment center in Kansas City, Missouri, a customer service center in Dallas, Texas, growth of fulfillment and customer service headcount, and investments in wages and benefits for fulfillment and customer service team members. Facilities expenses and other general and administrative expenses increased by $37.1 million, primarily due to increased headcount as a result of business growth as well as expenses incurred as a result of IT initiatives. These increases were partially offset by a $11.4 million reduction in non-cash share-based compensation expense.

Selling, general and administrative expenses for the twenty-six weeks ended August 1, 2021 increased by $180.7 million, or 27.2%, to $843.9 million compared to $663.2 million in the twenty-six weeks ended August 2, 2020. This increase was primarily due to an increase of $138.7 million in fulfillment costs largely attributable to increased investments to support the overall growth of our business, including the costs associated with the opening of new fulfillment centers in Lewisberry, Pennsylvania, Archbald, Pennsylvania, Salisbury, North Carolina, and Belton, Missouri, a limited catalog fulfillment center in Kansas City, Missouri, a customer service center in Dallas, Texas, growth of fulfillment and customer service headcount, and investments in wages and benefits for fulfillment and customer service team members. Facilities expenses and other general and administrative expenses increased by $72.5 million, primarily due to increased headcount as a result of business growth as well as expenses incurred as a result of IT initiatives. These increases were partially offset by a $30.5 million reduction in non-cash share-based compensation expense.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended August 1, 2021 increased by $49.5 million, or 40.4%, to $172.0 million compared to $122.4 million in the thirteen weeks ended August 2, 2020. The increase was primarily due to higher advertising and marketing spend in existing and new channels as well as an increase in advertising input costs since the pandemic-lows seen in the first half of 2020. Our marketing efforts and investments led to the addition of 3.5 million active customers since August 2, 2020.

Advertising and marketing expenses for the twenty-six weeks ended August 1, 2021 increased by $87.8 million, or 38.4%, to $316.4 million compared to $228.6 million in the twenty-six weeks ended August 2, 2020. The increase was primarily due to higher advertising and marketing spend in existing and new channels as well as an increase in advertising input costs since the pandemic-lows seen in the first half of 2020. Our marketing efforts and investments led to the addition of 3.5 million active customers since August 2, 2020.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations and equity offerings. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds. Cash and cash equivalents totaled $725.0 million as of August 1, 2021, an increase of $161.7 million from January 31, 2021.

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

Cash Flows

	26 Weeks Ended
($ in thousands)	August 1, 2021	August 2, 2020
Net cash provided by (used in) operating activities	$183,451	$(8,145)
Net cash used in investing activities	$(63,714)	$(73,641)
Net cash provided by financing activities	$41,915	$23,540

Operating Activities

Net cash provided by operating activities was $183.5 million for the twenty-six weeks ended August 1, 2021, which primarily consisted of $22.0 million of net income, non-cash adjustments such as depreciation and amortization expense of $24.1 million and share-based compensation expense of $44.9 million, and a cash increase of $91.8 million from the management of working capital. Cash increases from working capital were primarily driven by a decrease in inventories, an increase in payables, as well as an increase in other current liabilities, partially offset by an increase in receivables and other current assets.

Net cash used in operating activities was $8.1 million for the twenty-six weeks ended August 2, 2020, which primarily consisted of $80.7 million of net loss, non-cash adjustments such as depreciation and amortization expense of $15.3 million and share-based compensation expense of $75.4 million, and a cash decrease of $38.3 million from the management of working capital. Cash decreases from working capital were primarily driven by an increase in inventories and receivables, partially offset by payables and other current liabilities.

Investing Activities

Net cash used in investing activities was $63.7 million for the twenty-six weeks ended August 1, 2021, primarily consisting of capital expenditures related to the launch of new fulfillment centers and additional investments in IT hardware and software.

Net cash used in investing activities was $73.6 million for the twenty-six weeks ended August 2, 2020, primarily consisting of $69.7 million of capital expenditures related to the launch of new fulfillment centers and a customer service center, and additional investments in IT hardware and software, as well as $3.9 million of cash advances to PetSmart, net of reimbursements.

Financing Activities

Net cash provided by financing activities was $41.9 million for the twenty-six weeks ended August 1, 2021 and consisted of $42.4 million received pursuant to the tax sharing agreement with related parties, partially offset by principal repayments of finance lease obligations.

Net cash provided by financing activities was $23.5 million for the twenty-six weeks ended August 2, 2020, and consisted of $23.2 million received pursuant to the tax sharing agreement with related parties, as well as a management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors, partially offset by principal payments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a five year senior secured asset backed credit facility (the “ABL Credit Facility”) which was scheduled to mature in June 2024 and provided for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provided the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. We were required to pay a commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which was generally based on average daily usage of the facility. Based on our borrowing base as of August 1, 2021, which is reduced by standby letters of credit, we had $264.0 million of borrowing capacity under the ABL Credit Facility. As of August 1, 2021, we had no outstanding borrowings under the ABL Credit Facility.

On August 27, 2021, we amended the ABL Credit Facility to increase the aggregate principal amount to $500 million and increase the amount available for incremental asset-based revolving loan facilities to $300 million. In addition, the amendments resulted in the commitment fee being modified from a range of 0.25% to 0.375% to a fixed 0.25% fee with respect to the undrawn portion of the commitments. The ABL Credit Facility now matures in August 2026.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 1, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended August 1, 2021. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of remote working on our internal controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning legal proceedings is provided in Item 1 of Part I, “Financial Statements (Unaudited)–Note 4– Commitments and Contingencies–Legal Matters” and is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Item 6. Exhibits

Exhibit No.	Exhibit Description	Filed Herewith
10.1	First Amendment to Award Notice and Restricted Stock Unit Agreement between J.K. Symancyk and Chewy, Inc.	X
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

CHEWY, INC.

Date:	September 1, 2021	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)