Form 10-Q
period 2021-10-31
Chewy, Inc.
filed 2021-12-09
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of December 2, 2021
Class A Common Stock, $0.01 par value per share	106,791,120
Class B Common Stock, $0.01 par value per share	311,188,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended October 31, 2021

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 31, 2021, our subsequent quarterly reports, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	October 31, 2021	January 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$726,919	$563,345
Accounts receivable	128,713	100,699
Inventories	606,594	513,304
Prepaid expenses and other current assets	61,896	49,430
Total current assets	1,524,122	1,226,778
Property and equipment, net	317,729	210,017
Operating lease right-of-use assets	341,900	297,213
Other non-current assets	11,732	6,902
Total assets	$2,195,483	$1,740,910
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$1,015,684	$778,365
Accrued expenses and other current liabilities	703,005	602,497
Total current liabilities	1,718,689	1,380,862
Operating lease liabilities	378,625	328,231
Other long-term liabilities	32,149	33,821
Total liabilities	2,129,463	1,742,914
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 106,728,159 and 97,708,518 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	1,067	977
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 and 317,338,356 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	3,112	3,173
Additional paid-in capital	2,009,007	1,930,804
Accumulated deficit	(1,947,166)	(1,936,958)
Total stockholders’ equity (deficit)	66,020	(2,004)
Total liabilities and stockholders’ equity (deficit)	$2,195,483	$1,740,910

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net sales	$2,212,161	$1,782,000	$6,502,375	$5,103,252
Cost of goods sold	1,627,320	1,327,442	4,734,304	3,836,629
Gross profit	584,841	454,558	1,768,071	1,266,623
Operating expenses:
Selling, general and administrative	466,434	352,250	1,310,326	1,015,488
Advertising and marketing	150,335	134,616	466,738	363,200
Total operating expenses	616,769	486,866	1,777,064	1,378,688
Loss from operations	(31,928)	(32,308)	(8,993)	(112,065)
Interest expense, net	(313)	(539)	(1,215)	(1,469)
Loss before income tax provision	(32,241)	(32,847)	(10,208)	(113,534)
Income tax provision	—	—	—	—
Net loss	$(32,241)	$(32,847)	$(10,208)	$(113,534)

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.08)	$(0.08)	$(0.02)	$(0.28)
Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	417,847	409,260	416,587	405,014

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	13 Weeks Ended October 31, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of August 1, 2021	417,762	$4,178	$1,985,800	$(1,914,925)	$75,053
Share-based compensation expense	—	—	18,804	—	18,804
Vesting of share-based compensation awards	153	1	(1)	—	—
Tax sharing agreement with related parties	—	—	4,404	—	4,404
Net loss	—	—	—	(32,241)	(32,241)
Balance as of October 31, 2021	417,915	$4,179	$2,009,007	$(1,947,166)	$66,020

	13 Weeks Ended November 1, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of August 2, 2020	406,566	$4,066	$1,543,481	$(1,925,159)	$(377,612)
Issuance of Class A common stock, net of offering costs	5,865	59	318,357	—	318,416
Share-based compensation expense	—	—	24,808	—	24,808
Vesting of share-based compensation awards	182	1	(1)	—	—
Contribution from PetSmart	—	—	325	—	325
Tax sharing agreement with related parties	—	—	10,489	—	10,489
Net loss	—	—	—	(32,847)	(32,847)
Balance as of November 1, 2020	412,613	$4,126	$1,897,459	$(1,958,006)	$(56,421)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	39 Weeks Ended October 31, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 31, 2021	415,046	$4,150	$1,930,804	$(1,936,958)	$(2,004)
Share-based compensation expense	—	—	63,688	—	63,688
Vesting of share-based compensation awards	2,776	28	(28)	—	—
Distribution to parent	93	1	(1)	—	—
Tax sharing agreement with related parties	—	—	14,544	—	14,544
Net loss	—	—	—	(10,208)	(10,208)
Balance as of October 31, 2021	417,915	$4,179	$2,009,007	$(1,947,166)	$66,020

	39 Weeks Ended November 1, 2020
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of February 2, 2020	401,368	$4,014	$1,436,484	$(1,844,472)	$(403,974)
Issuance of Class A common stock, net of offering costs	5,865	59	318,357	—	318,416
Share-based compensation expense	—	—	100,188	—	100,188
Vesting of share-based compensation awards	5,193	51	(51)	—	—
Distribution to parent	187	2	(2)	—	—
Contribution from PetSmart	—	—	975	—	975
Tax sharing agreement with related parties	—	—	41,508	—	41,508
Net loss	—	—	—	(113,534)	(113,534)
Balance as of November 1, 2020	412,613	$4,126	$1,897,459	$(1,958,006)	$(56,421)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	October 31, 2021	November 1, 2020
Cash flows from operating activities
Net loss	$(10,208)	$(113,534)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,141	24,598
Share-based compensation expense	63,688	100,188
Non-cash lease expense	24,467	18,020
Other	434	223
Net change in operating assets and liabilities:
Accounts receivable	(28,014)	(17,442)
Inventories	(93,290)	(164,841)
Prepaid expenses and other current assets	(42,462)	(11,581)
Other non-current assets	(3,635)	(204)
Trade accounts payable	237,319	86,385
Accrued expenses and other current liabilities	88,010	123,232
Operating lease liabilities	(14,792)	(11,415)
Other long-term liabilities	(1,952)	21,659
Net cash provided by operating activities	257,706	55,288
Cash flows from investing activities
Capital expenditures	(135,714)	(100,258)
Cash advances provided to PetSmart, net of reimbursements	—	(1,767)
Other	—	(2,000)
Net cash used in investing activities	(135,714)	(104,025)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	318,775
Proceeds from tax sharing agreement with related parties	43,714	23,213
Payment of debt issuance costs	(1,440)	—
Contribution from PetSmart	—	975
Principal repayments of finance lease obligations	(692)	(486)
Net cash provided by financing activities	41,582	342,477
Net increase in cash and cash equivalents	163,574	293,740
Cash and cash equivalents, as of beginning of period	563,345	212,088
Cash and cash equivalents, as of end of period	$726,919	$505,828

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended October 31, 2021 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	October 31, 2021	January 31, 2021
Outbound fulfillment	$343,076	$310,700
Advertising and marketing	105,979	85,835
Payroll liabilities	59,478	72,467
Accrued expenses and other	194,472	133,495
Total accrued expenses and other current liabilities	$703,005	$602,497

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

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

The following is a summary of cash and cash equivalents (in thousands):

	As of
	October 31, 2021	January 31, 2021
Cash	$475,914	$563,345
Level 1 securities:
Money market funds	43,000	—
U.S. Treasury securities	99,997	—
Certificates of deposit	33,027	—
Commercial paper	74,981	—
Cash and cash equivalents	$726,919	$563,345

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

3.    Property and Equipment, net
The following is a summary of property and equipment, net (in thousands):

	As of
	October 31, 2021	January 31, 2021
Furniture, fixtures and equipment	$121,975	$91,496
Computer equipment	51,437	43,347
Internal-use software	87,199	56,977
Leasehold improvements	140,048	80,641
Construction in progress	59,238	41,914
	459,897	314,375
Less: accumulated depreciation and amortization	142,168	104,358
Property and equipment, net	$317,729	$210,017

Internal-use software includes labor and license costs associated with software development for internal use. As of October 31, 2021 and January 31, 2021, the Company had accumulated amortization related to internal-use software of $32.6 million and $22.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended October 31, 2021 and November 1, 2020, the Company recorded depreciation expense on property and equipment of $10.0 million, and $7.5 million, respectively, and amortization expense related to internal-use software costs of $4.0 million, and $1.8 million, respectively. For the thirty-nine weeks ended October 31, 2021 and November 1, 2020, the Company recorded depreciation expense on property and equipment of $28.0 million, and $20.2 million, respectively, and amortization expense related to internal-use software costs of $10.1 million, and $4.4 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaration judgment action in the United States District Court for the Southern District of New York against IBM seeking the court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, alleging that the Company is infringing the four patents by operation of the Chewy.com website and mobile application, and seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The Company filed a motion to dismiss IBM’s claims against three of the asserted patents on May 14, 2021. In response, IBM filed an amended complaint on May 24, 2021 that included an additional assertion that the Company is infringing a fifth IBM patent. On June 14, 2021, the Company filed a motion to dismiss IBM’s claims with respect to four of the asserted patents, which was denied on August 4, 2021. On October 8, 2021, the parties had a claim construction hearing and on November 9, 2021, the claim construction rulings resulted in one of the five patents being eliminated from the case. The parties are proceeding with discovery. The Company continues to deny the allegations of any infringement and intends to vigorously defend itself in this matter. The possible loss or range of loss associated with this matter is not estimable.

5.    Debt

ABL Credit Facility

The Company has a senior secured asset-backed credit facility (the “ABL Credit Facility”) which was scheduled to mature in June 2024 and provided for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provided the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. The Company was required to pay a commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which was generally based on average daily usage of the facility.

On August 27, 2021, the Company amended the ABL Credit Facility to increase the aggregate principal amount to be up to $500 million and increase the amount available for incremental asset-based revolving loan facilities to $300 million. In addition, the amendments resulted in the commitment fee being modified from a range of 0.25% to 0.375% to a fixed 0.25% fee with respect to the undrawn portion of the commitments. The ABL Credit Facility now matures in August 2026. Based on the Company’s borrowing base as of October 31, 2021, which is reduced by standby letters of credit, the Company had $463.3 million of borrowing capacity under the ABL Credit Facility. As of October 31, 2021, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of October 31, 2021 and January 31, 2021 were not material and were included in property and equipment on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	October 31, 2021	January 31, 2021
Assets
Operating	Operating lease right-of-use assets	$341,900	$297,213
Total operating lease assets		$341,900	$297,213

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$22,513	$19,142
Non-current
Operating	Operating lease liabilities	378,625	328,231
Total operating lease liabilities		$401,138	$347,373

For the thirty-nine weeks ended October 31, 2021 and November 1, 2020, assets acquired in exchange for new operating lease liabilities were $59.2 million and $118.3 million, respectively. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended October 31, 2021 and November 1, 2020 was $20.4 million and $16.9 million, respectively. Lease expense for the thirty-nine weeks ended October 31, 2021 and November 1, 2020 was $59.0 million and $45.2 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $49.8 million and $39.1 million for the thirty-nine weeks ended October 31, 2021 and November 1, 2020, respectively.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirty-nine weeks ended October 31, 2021 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2021	13,011	$35.95
Granted	32	$80.85
Vested	(2,676)	$35.70
Forfeited	(1,075)	$35.16
Unvested and outstanding as of October 31, 2021	9,292	$36.26

The total fair value of PRSUs that vested during the thirty-nine weeks ended October 31, 2021 was $205.6 million. As of October 31, 2021, total unrecognized compensation expense related to unvested PRSUs was $35.3 million and is expected to be recognized over a weighted-average expected performance period of 1.3 years.

During the thirty-nine weeks ended October 31, 2021 and November 1, 2020, vesting occurred for 93,309 and 186,617 PRSUs, respectively, previously granted to an employee of PetSmart. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirty-nine weeks ended October 31, 2021 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2021	713	$48.58
Granted	2,292	$79.48
Vested	(190)	$42.74
Forfeited	(408)	$69.62
Unvested and outstanding as of October 31, 2021	2,407	$74.97

The total fair value of RSUs that vested during the thirty-nine weeks ended October 31, 2021 was $17.2 million. As of October 31, 2021, total unrecognized compensation expense related to unvested RSUs was $149.4 million and is expected to be recognized over a weighted-average expected performance period of 3.1 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of October 31, 2021, there were 6.7 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
PRSUs	$5,825	$22,463	$29,975	$96,611
RSUs	12,979	2,345	33,713	3,577
Total share-based compensation expense	$18,804	$24,808	$63,688	$100,188

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

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and thirty-nine weeks ended October 31, 2021, and November 1, 2020. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

Concurrent with its initial public offering during the fiscal year ended February 2, 2020, the Company, PetSmart, and Argos Intermediate Holdco I Inc. (“Argos Holdco”) entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company, PetSmart, and Argos Holdco with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, and local income taxes. During the thirty-nine weeks ended October 31, 2021 and November 1, 2020, the Company collected $43.7 million and $23.2 million, respectively, pursuant to the tax sharing agreement. Though the tax sharing agreement was effectively terminated with PetSmart upon tax deconsolidation for federal income taxes, future settlements will occur upon the filing of final tax returns. Additionally, the Company will continue to receive payments from Argos Holdco upon the filing of certain combined state tax returns for the fiscal year ended January 31, 2021 and thereafter. As of October 31, 2021 and January 31, 2021, the Company had a receivable related to the tax sharing agreement of $1.3 million and $30.5 million, respectively. The outstanding amount is expected to be collected during the fiscal year ended January 30, 2022.

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

For the thirteen and thirty-nine weeks ended October 31, 2021 and November 1, 2020, the Company’s calculations of basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. The computation of diluted net loss per share attributable to common stockholders does not include 11.7 million potential common shares for the thirteen and thirty-nine weeks ended October 31, 2021 and 16.4 million potential common shares for the thirteen and thirty-nine weeks ended November 1, 2020, respectively, as the effect of their inclusion would have been antidilutive.

11.    Certain Relationships and Related Party Transactions

The Company’s condensed consolidated financial statements include management fee expenses of $0.3 million and $1.0 million allocated to the Company by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors for the thirteen and thirty-nine weeks ended November 1, 2020, respectively. Allocated costs are included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Since launch on July 2, 2018, certain of the Company’s pharmacy operations have been and continue to be conducted through a wholly-owned subsidiary of PetSmart. The Company has entered into a services agreement with PetSmart that provides for the payment of a management fee due from PetSmart with respect to this arrangement. The Company recognized $3.3 million and $23.0 million during the thirteen and thirty-nine weeks ended October 31, 2021 within net sales in the condensed consolidated statements of operations for the services provided compared to $8.6 million and $30.2 million during the thirteen and thirty-nine weeks ended November 1, 2020.

As of October 31, 2021 and January 31, 2021, the Company had a net receivable from PetSmart of $21.1 million and $21.9 million, respectively, which was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

PetSmart Guarantees

PetSmart previously provided a guarantee of payment with respect to certain equipment and other leases that the Company entered into and served as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s suppliers. As of October 31, 2021, all such guarantees had been released, with the exception of guarantees pertaining to two of the Company’s lease agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

	13 Weeks Ended			39 Weeks Ended
(in thousands, except net sales per active customer and percentages)	October 31, 2021	November 1, 2020	% Change	October 31, 2021	November 1, 2020	% Change
Financial and Operating Data
Net sales	$2,212,161	$1,782,000	24.1%	$6,502,375	$5,103,252	27.4%
Net loss (1)	$(32,241)	$(32,847)	1.8%	$(10,208)	$(113,534)	91.0%
Net margin (1)	(1.5)%	(1.8)%		(0.2)%	(2.2)%
Adjusted EBITDA(2)	$6,046	$5,502	9.9%	$106,672	$24,403	n/m
Adjusted EBITDA margin(2)	0.3%	0.3%		1.6%	0.5%
Net cash provided by operating activities	$74,255	$63,433	17.1%	$257,706	$55,288	n/m
Free cash flow(2)	$2,255	$32,898	(93.1)%	$121,992	$(44,970)	n/m
Active customers	20,407	17,788	14.7%	20,407	$17,788	14.7%
Net sales per active customer	$419	$363	15.4%	$419	$363	15.4%
Autoship customer sales	$1,561,638	$1,232,743	26.7%	$4,555,822	$3,495,535	30.3%
Autoship customer sales as a percentage of net sales	70.6%	69.2%		70.1%	68.5%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $19.1 million and $69.5 million for the thirteen and thirty-nine weeks ended October 31, 2021, respectively, compared to $25.1 million and $105.2 million for the thirteen and thirty-nine weeks ended November 1, 2020, respectively.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Loss to Adjusted EBITDA	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net loss	$(32,241)	$(32,847)	$(10,208)	$(113,534)
Add:
Depreciation and amortization	14,024	9,262	38,141	24,598
Share-based compensation expense and related taxes	19,116	25,090	69,477	105,228
Interest expense, net	313	539	1,215	1,469
Management fee expense(1)	—	325	—	975
Transaction related costs	1,150	—	2,121	—
Other	3,684	3,133	5,926	5,667
Adjusted EBITDA	$6,046	$5,502	$106,672	$24,403
Net sales	$2,212,161	$1,782,000	$6,502,375	$5,103,252
Net margin	(1.5)%	(1.8)%	(0.2)%	(2.2)%
Adjusted EBITDA margin	0.3%	0.3%	1.6%	0.5%
(1) Management fee expense allocated to us by PetSmart LLC (“PetSmart”) for organizational oversight and certain limited corporate functions provided by its sponsors. Although we are not a party to the agreement governing the management fee, this management fee is reflected as an expense in our condensed consolidated financial statements during the thirteen and thirty-nine weeks ended November 1, 2020.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this 10-Q Report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less capital expenditures (which consist of purchases of property and equipment, capitalization of labor related to our website, mobile applications, and software development, and leasehold improvements). We have provided a reconciliation below of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

($ in thousands)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020
Net cash provided by operating activities	$74,255	$63,433	$257,706	$55,288
Deduct:
Capital expenditures	(72,000)	(30,535)	(135,714)	(100,258)
Free Cash Flow	$2,255	$32,898	$121,992	$(44,970)

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

	13 Weeks Ended					39 Weeks Ended
				% of net sales					% of net sales
($ in thousands)	October 31, 2021	November 1, 2020	% Change	October 31, 2021	November 1, 2020	October 31, 2021	November 1, 2020	% Change	October 31, 2021	November 1, 2020
Consolidated Statements of Operations
Net sales	$2,212,161	$1,782,000	24.1%	100.0%	100.0%	$6,502,375	$5,103,252	27.4%	100.0%	100.0%
Cost of goods sold	1,627,320	1,327,442	22.6%	73.6%	74.5%	4,734,304	3,836,629	23.4%	72.8%	75.2%
Gross profit	584,841	454,558	28.7%	26.4%	25.5%	1,768,071	1,266,623	39.6%	27.2%	24.8%
Operating expenses:
Selling, general and administrative	466,434	352,250	32.4%	21.1%	19.8%	1,310,326	1,015,488	29.0%	20.2%	19.9%
Advertising and marketing	150,335	134,616	11.7%	6.8%	7.6%	466,738	363,200	28.5%	7.2%	7.1%
Total operating expenses	616,769	486,866	26.7%	27.9%	27.3%	1,777,064	1,378,688	28.9%	27.3%	27.0%
Loss from operations	(31,928)	(32,308)	1.2%	(1.4)%	(1.8)%	(8,993)	(112,065)	92.0%	(0.1)%	(2.2)%
Interest expense, net	(313)	(539)	41.9%	—%	—%	(1,215)	(1,469)	17.3%	—%	—%
Loss before income tax provision	(32,241)	(32,847)	1.8%	(1.5)%	(1.8)%	(10,208)	(113,534)	91.0%	(0.2)%	(2.2)%
Income tax provision	—	—	—%	—%	—%	—	—	—%	—%	—%
Net loss	$(32,241)	$(32,847)	1.8%	(1.5)%	(1.8)%	$(10,208)	$(113,534)	91.0%	(0.2)%	(2.2)%

Thirteen and Thirty-Nine Weeks Ended October 31, 2021 Compared to Thirteen and Thirty-Nine Weeks Ended November 1, 2020

Net Sales

	13 Weeks Ended				39 Weeks Ended
($ in thousands)	October 31, 2021	November 1, 2020	$ Change	% Change	October 31, 2021	November 1, 2020	$ Change	% Change
Consumables	$1,531,366	$1,236,291	$295,075	23.9%	$4,470,333	$3,568,934	$901,399	25.3%
Hardgoods	306,161	283,717	22,444	7.9%	968,383	823,221	145,162	17.6%
Other	374,634	261,992	112,642	43.0%	1,063,659	711,097	352,562	49.6%
Net sales	$2,212,161	$1,782,000	$430,161	24.1%	$6,502,375	$5,103,252	$1,399,123	27.4%

Net sales for the thirteen weeks ended October 31, 2021 increased by $430.2 million, or 24.1%, to $2.2 billion compared to $1.8 billion for the thirteen weeks ended November 1, 2020. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 2.6 million, or 14.7% year-over-year. Spending among our active customers also increased with net sales per active customer increasing $56, or 15.4%, in the thirteen weeks ended October 31, 2021 compared to the thirteen weeks ended November 1, 2020, driven by ongoing catalog expansion and growth across all verticals, led by our consumables and healthcare businesses.

Net sales for the thirty-nine weeks ended October 31, 2021 increased by $1.4 billion, or 27.4%, to $6.5 billion compared to $5.1 billion for the thirty-nine weeks ended November 1, 2020. This increase was primarily due to growth in our customer base, with the number of active customers increasing by 2.6 million, or 14.7% year-over-year. Spending among our active customers also increased with net sales per active customer increasing $56, or 15.4%, in the thirty-nine weeks ended October 31, 2021 compared to the thirty-nine weeks ended November 1, 2020, driven by ongoing catalog expansion and growth across all verticals, led by our consumables and healthcare businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended October 31, 2021 increased by $299.9 million, or 22.6%, to $1.6 billion compared to $1.3 billion in the thirteen weeks ended November 1, 2020. This increase was primarily due to a 20.9% increase in orders shipped and associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of a change in mix of sales as healthcare businesses continue to grow faster than the overall business.

Cost of goods sold for the thirty-nine weeks ended October 31, 2021 increased by $897.7 million, or 23.4%, to $4.7 billion compared to $3.8 billion in the thirty-nine weeks ended November 1, 2020. This increase was primarily due to a 24.0% increase in orders shipped and associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of a change in mix of sales as healthcare and proprietary brands businesses continue to grow faster than the overall business.

Gross profit for the thirteen weeks ended October 31, 2021 increased by $130.3 million, or 28.7%, to $584.8 million compared to $454.6 million in the thirteen weeks ended November 1, 2020. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended October 31, 2021 increased by 90 basis points compared to the thirteen weeks ended November 1, 2020, primarily due to margin expansion across our consumables, hardgoods and healthcare businesses.

Gross profit for the thirty-nine weeks ended October 31, 2021 increased by $501.4 million, or 39.6%, to $1.8 billion compared to $1.3 billion in the thirty-nine weeks ended November 1, 2020. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 31, 2021 increased by 240 basis points compared to the thirty-nine weeks ended November 1, 2020, primarily due to margin expansion across our consumables, hardgoods and healthcare businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended October 31, 2021 increased by $114.1 million, or 32.4%, to $466.4 million compared to $352.3 million in the thirteen weeks ended November 1, 2020. This increase was primarily due to an increase of $70.3 million in fulfillment costs largely attributable to increased investments to support the overall growth of our business, including the costs associated with opening and operating new fulfillment centers in Archbald, Pennsylvania, Lewisberry, Pennsylvania, and Belton, Missouri, a customer service center in Dallas, Texas, growth in fulfillment and customer service headcount, as well as expanded investments in wages and benefits and higher recruiting costs for fulfillment and customer service team members. Facilities expenses and other general and administrative expenses increased by $49.8 million, primarily due to the opening of new corporate offices in Seattle, Washington, increased headcount as a result of business growth, and expenses related to ongoing IT initiatives to support our customers and team members including the migration to cloud-based IT systems. These increases were partially offset by a $6.0 million reduction in non-cash share-based compensation expense.

Selling, general and administrative expenses for the thirty-nine weeks ended October 31, 2021 increased by $294.8 million, or 29.0%, to $1.3 billion compared to $1.0 billion in the thirty-nine weeks ended November 1, 2020. This increase was primarily due to an increase of $209.0 million in fulfillment costs largely attributable to increased investments to support the overall growth of our business, including the costs associated with opening and operating new fulfillment centers in Archbald, Pennsylvania, Salisbury, North Carolina, Lewisberry, Pennsylvania, and Belton, Missouri, a customer service center in Dallas, Texas, growth in fulfillment and customer service headcount, as well as expanded investments in wages and benefits and higher recruiting costs for fulfillment and customer service team members. Facilities expenses and other general and administrative expenses increased by $122.3 million, primarily due to the opening of new corporate offices in Seattle, Washington, increased headcount as a result of business growth, and expenses related to ongoing IT initiatives to support our employees including the migration to cloud-based IT systems. These increases were partially offset by a $36.5 million reduction in non-cash share-based compensation expense.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended October 31, 2021 increased by $15.7 million, or 11.7%, to $150.3 million compared to $134.6 million in the thirteen weeks ended November 1, 2020. The increase was primarily due to higher advertising and marketing spend in existing and new channels. Our marketing efforts and investments led to the addition of 2.6 million active customers since November 1, 2020.

Advertising and marketing expenses for the thirty-nine weeks ended October 31, 2021 increased by $103.5 million, or 28.5%, to $466.7 million compared to $363.2 million in the thirty-nine weeks ended November 1, 2020. The increase was primarily due to higher advertising and marketing spend in existing and new channels, as well as an increase in advertising input costs since the pandemic-lows seen in the first half of 2020. Our marketing efforts and investments led to the addition of 2.6 million active customers since November 1, 2020.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations and equity offerings. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $726.9 million as of October 31, 2021, an increase of $163.6 million from January 31, 2021.

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

Cash Flows

	39 Weeks Ended
($ in thousands)	October 31, 2021	November 1, 2020
Net cash provided by operating activities	$257,706	$55,288
Net cash used in investing activities	$(135,714)	$(104,025)
Net cash provided by financing activities	$41,582	$342,477

Operating Activities

Net cash provided by operating activities was $257.7 million for the thirty-nine weeks ended October 31, 2021, which primarily consisted of $10.2 million of net loss, non-cash adjustments such as depreciation and amortization expense of $38.1 million and share-based compensation expense of $63.7 million, and a cash increase of $161.6 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in payables and other current liabilities, partially offset by an increase in inventories, other current assets, and receivables.

Net cash provided by operating activities was $55.3 million for the thirty-nine weeks ended November 1, 2020, which primarily consisted of $113.5 million of net loss, non-cash adjustments such as depreciation and amortization expense of $24.6 million and share-based compensation expense of $100.2 million, and a cash increase of $15.7 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in other current liabilities and payables, partially offset by an increase in inventories, receivables, and other current assets.

Investing Activities

Net cash used in investing activities was $135.7 million for the thirty-nine weeks ended October 31, 2021, primarily consisting of capital expenditures related to the launch of new fulfillment centers as well as capitalization of labor and license costs associated with software development for internal use.

Net cash used in investing activities was $104.0 million for the thirty-nine weeks ended November 1, 2020, primarily consisting of $100.3 million of capital expenditures related to the launch of new fulfillment centers and a customer service center, as well as capitalization of labor and license costs associated with software development for internal use.

Financing Activities

Net cash provided by financing activities was $41.6 million for the thirty-nine weeks ended October 31, 2021 and consisted of $43.7 million received pursuant to the tax sharing agreement with related parties, partially offset by principal repayments of finance lease obligations.

Net cash provided by financing activities was $342.5 million for the thirty-nine weeks ended November 1, 2020, and consisted of $318.8 million in proceeds from our equity offering in September 2020, net of offering costs, $23.2 million received pursuant to the tax sharing agreement with related parties, as well as a management fee expense allocated to us by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors, partially offset by principal payments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset backed credit facility (the “ABL Credit Facility”) which was scheduled to mature in June 2024 and provided for non-amortizing revolving loans in an aggregate principal amount of up to $300 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provided the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $100 million, subject to customary conditions. We were required to pay a commitment fee of between 0.25% and 0.375% with respect to the undrawn portion of the commitments, which was generally based on average daily usage of the facility.

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

Based on our borrowing base as of October 31, 2021, which is reduced by standby letters of credit, we had $463.3 million of borrowing capacity under the ABL Credit Facility. As of October 31, 2021, we had no outstanding borrowings under the ABL Credit Facility.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended October 31, 2021. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of remote working on our internal controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Amendment No. 1 to the ABL Credit Agreement, dated as of August 27, 2021, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent.	8-K	001-38936	10.1	September 1, 2021
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

CHEWY, INC.

Date:	December 9, 2021	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)