Form 10-K
period 2022-01-30
Chewy, Inc.
filed 2022-03-29
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2022
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of $83.70 per share as reported on the New York Stock Exchange on July 30, 2021 was approximately $7.4 billion.

Class	Outstanding as of March 22, 2022
Class A Common Stock, $0.01 par value per share	109,293,813
Class B Common Stock, $0.01 par value per share	311,188,356

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 30, 2022.

CHEWY, INC.
FORM 10-K
For the Fiscal Year Ended January 30, 2022

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.
These forward-looking statements include, but are not limited to, statements concerning our ability to:
•successfully manage risks relating to the spread of coronavirus (“COVID-19”), including any adverse impacts on our supply chain, workforce, facilities, customer services and operations;
•sustain our recent growth rates and manage our growth effectively;
•acquire and retain new customers in a cost-effective manner and increase our net sales per active customer;
•accurately predict economic conditions and their impact on consumer spending patterns, particularly in the pet products market, and accurately forecast net sales and appropriately plan our expenses in the future;
•introduce new products or services, improve existing products and services, and expand into new offerings;
•successfully compete in the pet products and services retail industry, especially in the e-commerce sector;
•source additional, or strengthen our existing relationships with, suppliers, and retain key suppliers;
•negotiate acceptable pricing and other terms with third-party service providers, suppliers and outsourcing partners and maintain our relationships with such parties;
•mitigate changes in, or disruptions to, our shipping arrangements and operations;
•optimize, operate and manage the expansion of the capacity of our fulfillment centers, including risks from the spread of COVID-19 relating to our plans to expand capacity and develop new facilities;
•provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology;
•maintain and scale our technology, including the reliability of our website, mobile applications, and network infrastructure;
•maintain adequate cybersecurity with respect to our systems and ensure that our third-party service providers do the same with respect to their systems;
•successfully manufacture and sell our own proprietary brand products;
•maintain consumer confidence in the safety and quality of our vendor-supplied and proprietary brand food products and hardgood products;
•preserve, grow, and leverage the value of our reputation and our brand;
•comply with existing or future laws and regulations in a cost-efficient manner;
•attract, develop, motivate and retain well-qualified employees; and
•adequately protect our intellectual property rights and successfully defend ourselves against any intellectual property infringement claims or other allegations or claims that we may be subject to.
You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current assumptions, expectations, and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Investors and others should note that we may announce material information to our investors using our investor relations website (https://investor.chewy.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.
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

Item 1. Business

Overview

Chewy, Inc. began operating as Chewy.com in 2011 and, in October 2013, Chewy.com, LLC was formed as a Delaware limited liability company. On March 16, 2016, Chewy.com, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Chewy, Inc. Chewy, Inc. completed the initial public offering (“IPO”) of its Class A common stock on June 18, 2019. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Our mission is to be the most trusted and convenient destination for pet parents (and partners) everywhere. We believe that we are the preeminent online source for pet products, supplies and prescriptions as a result of our broad selection of high-quality products and services, which we offer at competitive prices and deliver with an exceptional level of care and a personal touch to build brand loyalty and drive repeat purchasing. We continually develop innovative ways for our customers to engage with us, and partner with more than 3,000 of the best and most trusted brands in the pet industry offering more than 100,000 products, to bring a high-bar, customer-centric experience to our customers.

During the fiscal year ended January 30, 2022, we expanded service innovations like our Connect with a Vet telehealth offering for veterinary care and our medication compounding services, demonstrating our adaptability and innovative spirit in helping to fulfill the health and wellness needs of pet parents and their pets. Our website and mobile app allow our pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to conveniently shop for our products. By leveraging our extensive infrastructure of our supply chain consisting of 14 fulfillment centers, we are typically able to offer our products in a localized manner by serving over 80% of the U.S. population overnight and almost 100% in two days.

Our Industry

We operate in a large and growing industry in the U.S., which consists of pet food and treats, pet supplies and pet medications, other pet-health products, and pet services.

“Pet humanization” and premiumization driving higher spending per pet

Pet parents increasingly view pets as part of the family and are willing to spend more on higher-quality goods and services for those family members. According to research conducted by Packaged Facts, 95% of dog or cat owners considered their pets to be a part of their family. Furthermore, according to Packaged Facts, 69% of pet parents are willing to spend more on pet foods with extra health and wellness benefits.

Historical and projected growth in pet spending

According to Packaged Facts, spending on the U.S. pet market has grown from $77 billion in 2015 to an estimated $117 billion in 2021, or at a 6.9% compounded annual growth rate (“CAGR”) over that time. Packaged Facts projects the U.S. pet market to grow at a CAGR of over 7.5% from 2020 through 2025, with retail pet food and treats projected to grow at a CAGR of over 7.5% over that time. Pet food and treat sales estimates from 2020 through 2024 were adjusted higher by over 2% compared to pre- COVID-19 pandemic sales estimates from Packaged Facts.

Consistency of spending and resilience during economic downturns

Spending on pets is a necessity and most customers purchase frequently and at regular intervals. The pet industry is one of the most resilient categories during economic downturns because of the nature of the pet parent/pet relationship. For example, during the recession from 2008 to 2010, overall consumer spending in the U.S. declined while pet spending in the U.S. increased by 12%, according to the American Pet Products Association (the “APPA”). In 2010 alone, spending in the U.S. on entertainment decreased by 7.0%, food decreased by 3.8%, housing decreased by 2.0% and apparel and services decreased by 1.4%, according to the U.S. Bureau of Labor Statistics, while spending on pets increased by 6.2%, according to the APPA.

Similar to the resiliency shown during the 2008 to 2010 recession, the pet industry experienced a significant increase in demand as a result of the COVID-19 pandemic despite the overall economic downturn, particularly within the e-commerce channel. Pet adoptions and fostering surged with “stay-at-home” orders further increasing demand and the continued humanization of pets. According to Packaged Facts, only 5% of dog and cat owners agreed that they were spending less on pet food as a result of the

COVID-19 pandemic and subsequent economic downturn. Further, 34% of these individuals indicated a significant shift in “where or how” they bought pet products in 2020, which has resulted in a reduction in brick-and-mortar shopping and an increase in online shopping.

Rapid shift to online shopping, with significant remaining opportunity

The pet industry, like many other industries in the U.S., is experiencing a continued shift from in-store to online purchases and it appears that this migration has been accelerated by the COVID-19 pandemic, with tailwinds expected to continue for several years. In 2019, e-commerce claimed the top spot of pet food sales by channel and online shopping continues to take market share from brick-and-mortar retail. Packaged Facts reports that online shopping grew from 8% of U.S. retail pet product sales in 2015 to an estimated 35% in 2021 with over $17 billion of pet food and treats sold online. This represents an over 38% CAGR for online pet retail over that time frame. Packaged Facts estimates the e-commerce channel to rapidly increase to 53% of total retail channel pet product sales by 2025, up from pre-pandemic estimates of 27% by 2024 while all other channels are projected to decline.

According to Packaged Facts, 54% of dog and cat owners purchased pet products online in 2020, with 28% of pet owners shopping via a smartphone. In fact, the share of pet-owning households who buy pet food online nearly doubled from 16% in the Fall 2019 tracking period to 29% as of Fall 2021, according to MRI-Simmons data cited by Packaged Facts. We believe that the secular trend toward online shopping will continue for a significant period as consumers look to benefit from the convenience of home delivery and subscription-based purchasing, and the heightened safety of a “contactless” shopping experience.

Growing trend of subscription-based purchasing

Additionally Packaged Facts research indicates that subscription-based purchasing rates for pet products, such as pet food, treats, litter, and flea/tick or heartworm medications, have doubled since March 2020. According to Packaged Facts, 21% of pet parents surveyed in February 2021 used subscription-based purchasing for pet food in the prior 12 months, which was up from 12% in February 2020. Similarly, 15% of treat purchases were subscription-based, up from 7% the previous year. This method has become significantly more popular among consumers born between 1965 and 2020, who are increasingly becoming pet parents. Packaged Facts found that usage rates for pet product subscription-based purchasing are dramatically higher for Millennials/Gen Zers (49%) or Gen Xers (43%) than for Boomers (18%) or older seniors (7%). We believe that the trend of increased subscription-based purchasing behavior within the broader secular trend toward online shopping supports higher levels of customer retention and revenue visibility.

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

•We offer a wide assortment of pet products—and we continue to grow that assortment—which we offer at competitive prices. We carry more than 3,000 carefully selected brands, representing many of the best and most popular products, and we regularly add new ones as we strive to offer everything that pet parents may need or want for their pets. In addition, we offer a wide range of free educational media (such as blogs, videos, and tutorials on our website, Be.Chewy.com) to enhance our product offering and the buying experience, helping pet parents choose the right product for their pet or find answers to commonly asked questions specific to their type of pet. In 2020, we also launched two innovative ventures that are valuable additions to our growing healthcare business and represent our first service-based offerings for pet parents: medication compounding and a telehealth service, “Connect with a Vet,” as part of our goal to make pet healthcare more affordable and accessible to pet parents. In 2021, we expanded access to “Connect with a Vet” to all Chewy customers, with Autoship customers’ access remaining free of charge.

•Our highly efficient and effective distribution network provides exceptional delivery with ongoing cost advantages and superior customer service. The strategic placement of our fulfillment centers across the U.S. enables us to typically cost-efficiently ship to over 80% of the U.S. population overnight and almost 100% in two days. The high volume of our sales, high participation rate in our Autoship subscription program, and relatively low seasonality of our business allow us to optimize asset utilization across our network and lower our fixed and variable cost per unit and our inventory levels.

•We deploy capital efficiently. We invest cash flow generated from our existing customer base to attract new customers and scale our platforms and fulfillment processes. Given the fast and consistent payback levels from our customers, we invest free cash flow in marketing to attract new customers. Additionally, we expect to continue to invest in technology and product innovation to continue scaling our platform, customer support, marketing efforts, and supply chain in order to drive growth.

•Our technology platform is scalable. Our advanced technology platform was developed to enable us to grow our sales volume and increase the number of active customers while reducing marginal transaction and operational costs. Given the significant fixed-cost component of our technology platform, we expect that our cost per transaction will continue to decrease as our sales volume grows. The scalability and integrated nature of our technology platform also allow us to run our operations in a cost-efficient manner by decreasing the number of operational personnel and automating many of our planning and fulfillment processes. For example, we have significantly improved our processes for picking and packing orders through better forecasting, inventory placement, and optimal labor planning, as well as investing in automated fulfillment processes. Our customer service model, while “high touch,” provides our CSRs with up-to-date customer data and cutting-edge tools to optimize their productivity. As we continue to grow, we expect that we will be able to further scale our fixed costs. For our healthcare business, in 2021, we began rollout of Practice Hub, an e-commerce solution for veterinarians that allows them to integrate their existing practice management software with our fulfillment and customer service capabilities, which enables scale across our ecosystem.

Our Strategy

•Continue to grow sales from our existing customer base. We seek to expand our share of our customers’ wallets by broadening the selection of products and services that we offer as well as improving customer engagement. Customers have historically spent more per purchase on our website and mobile applications after their first year as they discover the wide range of our product and service offering and the value proposition we provide. Our exceptional customer service and “WOW” programs help us retain customers and increase their level of engagement and spending.

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

•Leverage our technological and operational efficiencies. We believe that we can further improve our margins as we grow net sales, and we remain committed to achieving this. We expect to invest in technology, automation, and product innovation over time to continue scaling our platform, customer support, marketing efforts and supply chain. Our management team is committed to a disciplined use of capital designed to drive measurable improvements in unit economics and further improve our profitability.

•Continue to grow our proprietary brands. In 2016, we launched our first hardgoods proprietary brand, Frisco, followed by the launch of two consumables proprietary brands, American Journey and Tylee’s. Millions of customers have tried and reordered at least one of our proprietary brands over the years. Our goal is to provide value to our customers by offering proprietary brands with compelling quality and pricing. We believe there is significant room to grow our proprietary brands through continued growth of our current brands and the launch of new ones.

•Expand further into pet healthcare. We provide customers with a one-stop shop for their prescription and special diet needs with our over-the-counter and veterinarian diet offerings and Chewy Pharmacy products. During 2020 and 2021, we continued to grow and innovate our pet healthcare business by introducing the below service offerings:

•Telehealth - In October 2020, we launched “Connect with a Vet,” a telehealth service that allows pet parents and veterinarians to leverage our proprietary tele-triage platform to allow for continuous veterinarian care. This service allows pet parents to connect directly with a licensed veterinarian to get answers to commonly asked questions, receive advice, discuss concerns they might have regarding the health and wellness of their pet, and obtain referrals to their local veterinarians or emergency clinics. During 2021, we expanded access to “Connect with a Vet” to our entire base of more than 20 million active customers and any new-to-Chewy customers on a pay-per-consult basis, with complimentary access for our Autoship customers.
•Compounding Medications - In November 2020, we introduced an offering which provides pet owners the ability to order customized, pharmaceutical grade, prescription medications that meet their pets’ unique needs, that cannot otherwise be fulfilled by commercially available alternatives.
•Practice Hub - In 2021, we began our rollout of Practice Hub, a complete e-commerce solution for veterinarians that can be integrated with their existing management software. Using our proprietary app, veterinarians can easily create and manage preapproved prescriptions all in one place. Then they can earn revenue as a seller on our marketplace when customers place an order in clinic or purchase their items at home on chewy.com, and we handle inventory, fulfillment, shipping, and customer service.
•Pet Insurance - Beginning in 2022, we intend to offer pet health wellness plans and pet health insurance to our customers, which will increase pet parents’ access to affordable and high-quality healthcare offerings for their pets. We plan to offer customers both preventative care wellness plans and comprehensive insurance plans for accidents, illnesses, and chronic conditions for purchase on our website.

These service offerings advance our mission to be the most trusted resource for pet parents and veterinarians and our goal to make pet healthcare more affordable and accessible to pet parents. We believe that we share a common goal of pet health and wellness along with the veterinarian community, and we will continue to utilize our strengths to enhance partnerships with customers and veterinarians alike.

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

Trademarks and Intellectual Property

Our rights in our intellectual property, including trademarks, patents, trade secrets, copyrights and domain names, as well as contractual provisions and restrictions on use of our intellectual property, are important to our business. For example, our trademark rights assist in our marketing efforts to develop brand recognition and differentiate our brands from our competitors. We own a number of trademark registrations and applications, in the U.S. as well as in certain foreign jurisdictions. These trademarks include, among others, “American Journey,” “Blue Box Event,” “Chewy,” “Chewy.com,” “Dr. Lyon’s,” “Frisco,” “Goody Box,” “Onguard,” “Tiny Tiger,” “True Acre Farms,” and “Tylee’s.” The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods and services. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

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

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typically high concentration of revenue in the holiday quarter. Our net sales tend to grow throughout the fiscal year as we continue to acquire additional new customers and they continue to purchase from us. We recognized 24%, 24%, 25%, and 27% of our annual net sales during the first, second, third, and fourth quarters of fiscal year 2021, respectively.

Human Capital

Our employees are critical to us fulfilling our mission of being the most trusted and convenient destination for pet parents (and partners) everywhere. We accomplish this, in part, by recruiting, hiring, training, motivating, and retaining employees who share our core values of delivering superior customer service and caring about the needs of pets and their parents. To continue our mission, and to compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract, develop, motivate, and retain well-qualified employees. We face significant competition for employees, which has increased as a result of constrained labor markets. We strive to offer a competitive compensation and benefits program, focus on employee safety, give employees the opportunity to have a positive impact on society by being a part of our philanthropic endeavors, and foster a workplace that is reflective of our society and where everyone feels empowered to do their best work.

We employed approximately 21,300 full-time and part-time employees as of January 30, 2022. Additionally, we use independent contractors and temporary personnel to supplement our workforce, primarily to support our corporate operations and information technology staff. As of March 22, 2022, none of our employees were represented by a labor union or covered by a collective bargaining agreement. We provide our employees with support resources and programs that advance employee engagement, communication, and feedback, including an annual engagement survey, which we use to assess and improve our practices and policies.

Compensation and Benefits Program. Our compensation and benefits are designed to enable us to attract, motivate, and retain highly-qualified talent. We offer market-competitive compensation and benefits including life and health (medical, dental, and vision) insurance, health savings accounts, paid time off, paid parental leave, a 401(k) plan, and a discount off purchases made on Chewy.com. We offer our employees opportunities to advance their careers and are passionate about providing employees with skills and development opportunities to meet the needs of our customers and the development of our business. We also offer our corporate employees “Paw-ternity” leave, allowing them to work from home for the first two weeks after a new dog is brought into their home.

Team Member Safety. We are committed to the health and safety of our employees. During fiscal year 2021, as a result of the COVID-19 pandemic, we continued to take proactive and precautionary steps to protect the health and safety of our employees, including protocols regarding social distancing and face coverings, temperature checks, and enhanced cleanings. In addition, a vast majority of our corporate employees continue to work remotely. We also encouraged our employees to obtain COVID-19 vaccinations once they became available. In addition, during fiscal year 2021, we continued to offer emergency sick pay and additional paid time off for hourly employees for absences related to COVID-19. We also provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations, and offer certain webinars and subscriptions to support our employees’ health and wellbeing.

Community Involvement. Our Chewy Gives Back team works tirelessly at continuing our philanthropic mission of supporting animal shelters and rescues everywhere. During the fiscal year ended January 30, 2022, we donated approximately $43 million in products and supplies to animal shelters and rescues.

Diversity, Equity, and Inclusion. We recognize the significance of a diverse and inclusive workforce and fostering safe working environments in which our employees can be their authentic and best selves. Our diversity, equity, and inclusion (“DEI”) mission is to hire, retain, and promote exceptional talent that values and is inclusive of all backgrounds and perspectives to deliver excellence. We are focused on this mission and on building an inclusive culture through a variety of diversity, equity, and inclusion initiatives and programs, including assessments of current processes and policies. During fiscal year 2021, we instituted company-wide unconscious bias training and launched four team member resource groups in support of our DEI mission.

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

Item 1A. Risk Factors

The following are important factors that could affect our business, financial condition or results of operations and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report on Form 10-K, our other filings with the SEC or in presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors in conjunction with this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition or results of operations. If any of the following risks actually occur, or other risks that we are not aware of become material, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

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
•The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.
•The COVID-19 pandemic has had and may in the future have an adverse effect on our labor workforce availability and supply chain operations in ways that remain unpredictable.
•If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net sales, improve margins and achieve profitability.
•The growth of our business depends on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.
•Our continued success is largely dependent on positive perceptions of our company.
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
•We may inadvertently fail to comply with various state or federal regulations covering our pet health business, which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our licenses.
•Resistance from veterinarians to authorize prescriptions, or their attempts/efforts to discourage pet owners from purchasing from us could cause our sales to decrease and could adversely affect our financial condition and results of operations.
•Failure to comply with federal and state laws and regulations relating to privacy, data protection, marketing and advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.

•Our ability to utilize net operating loss carryforwards may be subject to certain limitations.
•We may be unable to adequately protect our intellectual property rights. Additionally, we may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.
•We may be subject to personal injury, workers’ compensation, product liability, discrimination, harassment, wrongful termination, wage and hour, and other claims in the ordinary course of business.
•If we are unable to attract, develop, motivate and retain highly-qualified and skilled employees, our business could be harmed.
•Uncertainties in economic conditions and their impact on consumer spending patterns, particularly in the pet products market, could adversely impact our business, financial condition, and results of operations.
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

The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, financial performance, liquidity and cash flow for an unknown period of time.

COVID-19 and its variant strains continue to spread in the U.S., Canada, and in many other countries globally. Related government and private sector responsive actions have adversely affected, and may continue to adversely affect, our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation continues to evolve and variant strains of the virus have led to increased uncertainty. The extent to which the COVID-19 pandemic impacts our business will depend on future developments that are uncertain and unpredictable, including the duration and severity of the COVID-19 pandemic, its impact on capital and financial markets, the continued timing of widespread availability of COVID-19 vaccines, the willingness of individuals to become vaccinated, the efficacy of vaccinations, virus mutations and variants, the length of time COVID-19 related restrictions continue to stay in place or are reinstituted and for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties, all of which remain uncertain. Any of these events could have a material adverse impact on our business, financial condition, results of operations and ability to execute and capitalize on our strategies for a period of time that is currently unknown.

Our plans to open new fulfillment centers or to expand the capacity of our existing fulfillment centers over the next few years may also be delayed or made more costly by the continuing spread of COVID-19 and variant strains, and related macroeconomic impacts. Disruptions to the operations of our fulfillment centers and delays or increased costs in the expansion of our fulfillment center capacity may negatively impact our financial performance and slow our future growth.

The COVID-19 pandemic has had and may in the future continue to have an adverse effect on our labor workforce availability and supply chain operations in unpredictable ways.

The spread of COVID-19 and its variant strains has disrupted the global supply chain and may cause disruptions to our operations. Employee availability may be affected if a significant number of employees are quarantined or if they are otherwise limited in their ability to work at our locations or travel. Future actions in response to the COVID-19 pandemic by federal, state or local authorities, including those that order the shutdown of non-essential businesses or limit the ability of our employees to travel to work, could impact our ability to take or fulfill our customers’ orders and operate our business. If surges related to the COVID-19 pandemic or any future pandemic, epidemic or similar outbreak outpace our capacity or occur at unexpected times, we may be unable to fully meet our customers’ demands for our products.

We may face labor shortages at our fulfillment centers due to factors directly or indirectly related to COVID-19, which may adversely affect our results of operations. If any of our fulfillment centers were to shut down, suffer substantial labor shortages, or lose significant capacity for any reason, our operations would likely be significantly disrupted. We compete with other retailers for the personnel to staff our fulfillment centers, some of whom are larger than us and have access to greater capital resources than we do. If we are unable to successfully recruit and retain personnel to staff our fulfillment centers, we may face labor shortages or be forced to increase wages and enhance benefits for such personnel, which may have an adverse effect on our results of operations. Our business relies on an efficient and effective supply chain, including the transportation of our products, as well as the effective functioning of our fulfillment centers. Any interruption or malfunction in our fulfillment operations that could negatively affect the flow or availability of our products and result in difficulties in timely obtaining product from vendors and transportation of those products to our fulfillment center could adversely affect our sales and results of operations.

As a result of the COVID-19 pandemic, many of our personnel are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns, increase our exposure to potential wage and hour issues, and decrease the cohesiveness of our teams and our ability to maintain our corporate culture. We expect that the COVID-19 pandemic will have a long-term effect on the nature of our office environments and remote working policies. While we believe that this will be a positive change over the long term, there may continue to be operational and workplace cultural challenges that may adversely affect our business, including talent retention. We are unable to predict if there will be any significant and continuing impact on our workforce as a result of the COVID-19 pandemic.

If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net sales, improve margins and achieve profitability.

Our success depends on our ability to acquire and retain new customers and to do so in a cost-effective manner. In order to expand our customer base, we must appeal to, and acquire, customers who have historically purchased their pet food and other pet products from other retailers, such as traditional brick and mortar retailers, the websites of our competitors, or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that the net sales from the new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may be unable to acquire or retain customers. If we are unable to acquire or retain customers who purchase products in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency and drive beneficial network effects with our suppliers. Consequently, our prices may increase (or may not decrease to levels sufficient to generate customer interest), our net sales may decrease and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

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

Additionally, the growth of our business places significant demands on our management and other employees. We are required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems, supply chain operations, and our internal controls and procedures may not be adequate to support future growth of our customer or supplier base. If we are unable to manage the growth of our organization effectively, our business, financial condition, and results of operations may be materially and adversely affected.

The growth of our business depends on our ability to accurately predict consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings.

Our growth depends, in part, on our ability to meet the requirements of our customers and the needs of their pets by successfully introducing new products and services, including our proprietary brand products, improving and repositioning our existing products and services, and expanding into new offerings. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and services and expansion into new offerings involves considerable costs. In addition, it may be difficult to establish new supplier or partner relationships and determine appropriate product selection when developing a new product, service or offering. Any new product, service or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and, as a result, may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, services or new offerings, that respond to changes in consumer requirements and preferences, or if our new product or service introductions, repositioned products or services, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

In addition, while we plan to continue to invest in the development of our business, including in the expansion of our offerings of proprietary brand and healthcare products and services, we may be unable to maintain or expand our sales, respond timely to changes in regulations or enter into strategic relationships with market-leading suppliers and other market participants. We may encounter certain challenges in manufacturing our proprietary brand products, including the loss of key suppliers and product recalls. Maintaining consistent product quality, competitive pricing, and availability of our proprietary brand and healthcare products and services for our customers is essential to developing and maintaining customer loyalty and brand awareness. Our proprietary brand products on average provide us with higher gross margins than the comparable third-party brand products that we sell. Accordingly, our inability to sustain the growth and sales of our proprietary brand offerings may materially and adversely affect our projected growth rates, business, financial condition, and results of operations.

Our continued success is largely dependent on positive perceptions of our company.

We believe that one of the reasons our customers prefer to shop at Chewy is the reputation we have built for providing an exceptional customer experience. To be successful in the future, we must continue to preserve, grow, and leverage the value of our reputation and our brand. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence and have adverse effects on our business and financial results, particularly if they result in adverse publicity or widespread reaction on social media, governmental investigations, or litigation. Our brand could be adversely affected if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusations of failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could adversely affect our business.

We have a history of losses and may generate operating losses as we continue to expand our business.

We have a history of losses and may continue to generate operating losses in the near-term as we increase investment in our business. Furthermore, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we increase our advertising, launch new fulfillment centers, expand our offerings, hire additional personnel and continue to develop features on our website and mobile applications. In particular, we intend to continue to invest substantial resources in marketing to acquire new customers. Our operating expenses may also be adversely impacted by increased costs and delays in launching new fulfillment centers and expanding fulfillment center capacity as a result of the COVID-19 pandemic and related macroeconomic impacts. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially and adversely affected.

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

In order to attract quality suppliers, we must demonstrate our ability to help our suppliers increase their sales; offer suppliers a high quality and cost-effective fulfillment process; and continue to provide suppliers a dynamic and real-time view of our demand and inventory needs.

If we are unable to provide our suppliers with a compelling return on investment, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.

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

If any of our significant pet product suppliers discontinue selling to us at any time, whether due to the termination of an agreement or otherwise, or they discontinue offering us any preferential pricing or exclusive incentives, it could have a negative impact on our business, financial condition, and results of operations. In addition, in our experience, it is challenging to persuade pet food buyers to switch to a different product, which could make it difficult to retain certain customers if we lose a pet food supplier, thereby exacerbating the negative impact of such loss on our business, financial condition, and results of operations.

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

Certain of our principal suppliers currently provide us with incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives would increase our costs and could reduce our profitability. Similarly, if one or more of our suppliers were to offer these incentives, including preferential pricing, to our competitors, our competitive advantage would be reduced, which could materially and adversely affect our business, financial condition, and results of operations.

Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.

We currently rely on third-party national, regional and local logistics providers to deliver the products we offer on our website and mobile applications. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. For example, changes to the terms of our shipping arrangements may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events, such as labor disputes, financial difficulties, volatility in the prices of fuel, gasoline and commodities such as paper and packing supplies, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying products through our website and mobile applications, which would adversely affect our business, financial condition, and results of operations. Further, due to the continuing spread of COVID-19 and its variant strains and related work and travel restrictions, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience and our results or operations. The spread of COVID-19, and any future pandemic, epidemic or similar outbreak, may disrupt our suppliers and logistics providers and other third- party delivery agents, as their workers may be prohibited or otherwise unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased border controls and closures, among other things. We have incurred and may continue to incur higher shipping costs due to various surcharges by third- party delivery agents on retailers related to the increased shipping demand resulting from the COVID-19 outbreak and any future pandemic, epidemic or similar outbreak. If we are unable to recover these additional costs, our margins and profitability may be adversely affected.

If we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment centers, our business, financial condition, and results of operations could be harmed.

If we do not optimize and operate our fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm to our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience problems fulfilling orders in a timely manner, including as a result of disruptions caused by the COVID-19 pandemic, our customers may experience delays in receiving their purchases, which could harm our reputation, our relationship with our customers and our results of operations. In addition, we have had to, and may again have to, pause operations at a fulfillment center in order to implement our COVID-19 sanitation procedures, which has resulted, and could again result in, delayed or canceled orders. These actions or other actions that we may take in response to the COVID-19 pandemic that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand. Further, the COVID-19 pandemic has caused disruptions to our supply chain operations and labor workforce availability. If we are unable to successfully optimize our fulfillment centers, it could increase costs and adversely affect our business.

We have designed and built our own fulfillment center infrastructure which is tailored to meet the specific needs of our business, including customizing third-party inventory and package handling software systems and automated fulfillment capabilities. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network will become increasingly complex and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition, and results of operations.

We anticipate the need to add additional fulfillment center capacity as our business continues to grow and our offerings expand. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be substantially affected by the spread of COVID-19 and its variant strains and related governmental orders and there may be delays or increased costs associated with such expansion as a result of the spread and impact of the COVID-19 pandemic and related macroeconomic impacts. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

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

We currently accept payments using a variety of methods, including credit card, debit card, PayPal, and gift cards and may offer new payment options over time. These payment options subject us to additional regulations and compliance requirements, and may also increase our exposure to fraud, criminal activity, and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with PCI DSS or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.

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

Any damage to, or failure of, our systems or the systems of our third-party data centers, including cloud storage solution providers, or our other third-party providers could result in interruptions to the availability or functionality of our website and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If for any reason our arrangements with our data centers, cloud storage solution providers or other third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have designed certain of our software and computer systems to also utilize data processing, storage capabilities and other services provided by AWS. Given this, along with the fact that we cannot rapidly switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party data centers, including cloud storage solution providers, or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our website and mobile applications.

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

As a result of our services being web based, we collect, process, transmit and store large amounts of data about our customers, employees, suppliers and others, including credit card information (which we don’t store) and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of these solutions to protect confidential and sensitive information from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our website, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our website, networks and systems; unauthorized access to and misappropriation of consumer and/or employee information, including personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our website, networks or systems; deletion or modification of content or the display of unauthorized content on our website; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations. This is more so since governmental authorities throughout the U.S. and around the world are devoting more attention to data privacy and security issues.

While we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Additionally, even though we continue to devote significant resources to monitor and update our systems and implement information security measures to protect our systems, there can be no assurance that any controls and procedures we have in place will be sufficient to protect us from future cybersecurity incidents. Failure by us or our vendors to comply with data security requirements or rectify a security issue may result in class action litigation, fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. As a result, we may face interruptions to our systems, reputational damage, claims under privacy and data protection laws and regulations, customer dissatisfaction, legal liability, enforcement actions or additional costs, any and all of which could adversely affect our business, financial condition, and results of operations.

Safety, quality, and health concerns could affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of our vendor supplied and proprietary brand food and hardgood products. All of our suppliers are required to comply with applicable product safety laws and we are dependent upon them to ensure such compliance. One or more of our suppliers, including manufacturers of our proprietary brand products, might not adhere to product safety requirements or our quality control standards. Any issues of product safety or allegations that our products are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries, could cause those products to be recalled. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products we offer, or cause supplier production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our suppliers or us, expose us or our suppliers to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our business, financial condition, and results of operations. In addition, our products may be exposed to product recalls, and we may be subject to litigation, if they are alleged to cause or pose a risk of injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider do not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may be unable to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. Any of these factors could negatively impact our business, financial condition, and results of operations.

Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the U.S., could materially and adversely affect our business, financial condition, and results of operations.

We depend on a number of suppliers and outsourcing partners, a significant portion of which are located in Asia, to provide our customers with a wide range of products in a timely and efficient manner. If we are unable to maintain our relationships with our existing outsourcing partners or cannot identify or enter into relationships with new outsourcing partners to meet the manufacturing and assembly needs of our proprietary brand business, our proprietary brand business may be disrupted and our business, financial condition, and results of operations may be materially and adversely affected. In addition, political and economic instability, the financial stability of our suppliers and outsourcing partners, their ability to meet our standards, labor problems, the availability and prices of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, natural disasters and epidemics, among other factors, are beyond our control and may materially and adversely affect our suppliers and outsourcing partners and, in turn, our business, financial condition, and results of operations. For example, governments, public institutions and other organizations in countries and regions where there has been resurgence of COVID-19 are taking certain emergency measures to combat its spread and impact, including implementation of travel bans and closures of factories, schools, public buildings, businesses and other institutions. While vaccines have been approved for use in the U.S and many other countries, and vaccination efforts are underway, it remains difficult to assess or predict the ultimate impact of the resurgence of COVID-19 and the emergence and severity of COVID-19 variants. Our business has been affected by, and may continue to be affected by, disruptions or restrictions on our employees’ and other service providers’ ability to travel, temporary closures of our facilities, including one or more of our fulfillment centers or customer service centers, or the facilities of our suppliers and other vendors in our supply chain. We have suppliers around the world, including in China, the U.S. and other countries where there has been resurgence of COVID-19. If COVID-19 or any of its variant strains were to continue to spread widely in the U.S. or in any other country or region where we have a significant employee presence, facilities or critical operations, it could impair our ability to manage day-to-day operations and service our customers, increase our costs of operations and also result in, among other things, losses of revenue.

In addition to the potential direct effects on us of COVID-19 or any similar epidemic or pandemic, we could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions as a result of COVID-19 or any similar outbreak.

In addition, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in the global markets and industries that could negatively impact our operations. The U.S. government and other governments have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of the conflict and any sanctions or other measures implemented as a result is currently unknown and could adversely affect our business, supply chain, partners or customers.

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

We are subject to a broad range of federal, state, local, and foreign laws and regulations including those intended to protect public and worker health and safety, natural resources and the environment. Our operations, including our outsourced proprietary brand manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”) and by various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards. In addition, we and our outsourced proprietary brand manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. These laws and regulations also govern our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our outsourced proprietary brand manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities under, and/or costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially and adversely affect our business, financial condition, and results of operations. In addition, changes in the laws and regulations to which we are subject could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy.

Among other regulatory requirements, the FDA reviews the inclusion of specific claims in pet food labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in the FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions and product recalls. In addition, we may produce new products in the future that may be subject to FDA pre-market review before we can market and sell such products.

From time-to-time the FDA, the Association of American Feed Control Officials, or state regulatory authorities may enact a regulation, requirement or other guidance that impacts pet food packaging, labeling, or marketing materials. As a result, we may need to incur material costs to change our packaging, labeling, or marketing to comply with such regulation or requirement and could be subject to liabilities if we fail to timely comply with such requirements, which could have a material adverse effect on our business, financial condition, and results of operations.

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

These developments and others related to government regulation could have a material adverse effect on our reputation, business, financial condition, and results of operations.

We may inadvertently fail to comply with various state or federal regulations covering our pet health business, which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our licenses.

The sale and delivery of prescription pet medications and the provision of telehealth services are generally governed by federal and state laws and regulations, and are subject to extensive oversight by state and federal governmental authorities. Governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the laws and regulations that govern us and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. We are party to a number of routine administrative complaints related to our pharmacy business. We cannot assure you that we will not be subject to reprimands, sanctions, probations or fines, or that one or more of our licenses will not be suspended or revoked, or our ability to offer telehealth services will not be challenged, in connection with these complaints or otherwise. We may also be the subject of administrative complaints in the future.

Our pharmacy business also involves the provision of professional services, including by pharmacists, that could expose us to professional liability claims. Our pharmacy business is subject to risks inherent in the dispensing, packaging and distribution of drugs and other health care products and services, including claims related to purported dispensing and other operational errors. Any failure to adhere to the laws and regulations applicable to the dispensing of drugs could subject our businesses to administrative, civil and criminal penalties.

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

Resistance from veterinarians to authorize prescriptions, or their attempts/efforts to discourage pet owners from purchasing from us could cause our sales to decrease and could adversely affect our financial condition and results of operations.

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

Failure to comply with federal and state laws and regulations relating to privacy, data protection, marketing and advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, marketing and advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.

We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising which we rely upon to attract new customers. In addition, we also collect, store, and transmit employees’ health information for certain reasons, such as administering employee benefits; accommodating disabilities and injuries; complying with public health requirements; and mitigating the spread of COVID-19 in the workplace.

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

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government and state governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of selling their data to third parties and provides a new cause of action for data breaches. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses conducting activities in California in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, impose fines and other penalties or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

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

In addition, our technology platform may use open-source software. The use of such open-source software may subject us to certain conditions, including the obligation to offer, distribute, or disclose our technology platform for no or reduced cost, make the proprietary source code subject to open-source software licenses available to the public, license our software and systems that use open-source software for the purpose of making derivative works, or allow reverse assembly, disassembly, or reverse engineering. We monitor our use of open-source software to avoid subjecting our technology platform to conditions we do not intend. However, if our technology platform becomes subject to such unintended conditions, it could have an adverse effect on our business, financial condition, and results of operations.

Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to our business model, result in the payment of substantial damages or injunctions against us, or require us to enter into costly royalty or licensing agreements, if available. In addition, we may be unable to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims could materially and adversely affect our business, financial condition, and results of operations.

We may be subject to personal injury, workers’ compensation, product liability, discrimination, harassment, wrongful termination, wage and hour, and other claims in the ordinary course of business.

Our business involves a risk of personal injury, workers’ compensation, product liability, discrimination, harassment, wrongful termination, wage and hour, and other claims in the ordinary course of business. Product liability claims from customers and product recalls for merchandise alleged to be defective or harmful could lead to the disposal or write-off of merchandise inventories, the incurrence of fines or penalties, and damage to our reputation. We maintain general liability insurance with a self-insured retention and workers’ compensation insurance with a deductible for each occurrence. We also maintain umbrella insurance above the primary general liability and product liability coverage. In many cases, we have indemnification rights against the manufacturers of our products and are entitled to coverage under their products liability insurance. Our ability to recover costs and damages under such insurance or indemnification arrangements is subject to the financial viability of the insurers, manufacturers, and the specific allegations of a claim. No assurance can be given that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any claims brought against us.

Additionally, we are subject to U.S. federal, state, and local employment laws that expose us to potential liability if we are determined to have violated such employment laws, including but not limited to, laws pertaining to minimum wage rates, overtime pay, discrimination, harassment, and wrongful termination. Compliance with these laws, including the remediation of any alleged violation, may have a material adverse effect on our business or results of operations.

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain highly qualified and skilled employees, our business could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The current market for such positions is highly competitive. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. Other than our CEO, CFO and certain other senior executives, all of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting highly-qualified employees or motivating and retaining existing employees, our business, financial condition, and results of operations may be materially and adversely affected.

Uncertainties in economic conditions and their impact on consumer spending patterns, particularly in the pet products market, could adversely impact our business, financial condition, and results of operations.

Our results of operations are sensitive to changes in certain macro-economic conditions that impact consumer spending on pet products and services. Some of the factors that may affect consumer spending on pet products and services include consumer confidence, levels of unemployment, inflation, interest rates, tax rates and general uncertainty regarding the overall future economic environment. We may experience declines in sales or changes in the types of products sold during economic downturns. Any material decline in the amount of consumer spending or other adverse economic changes could reduce our sales, and a decrease in the sales of higher-margin products could reduce profitability and, in each case, harm our business, financial condition, and results of operations.

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

We may seek to grow our business through acquisitions of, or investments in, new or complementary businesses, facilities, technologies, offerings or products, or through strategic alliances, and the failure to manage these acquisitions, investments or other strategic alliances, or to integrate them with our existing business, could have a material adverse effect on us.

We have acquired and invested in a number of businesses, and we may in the future consider opportunities to acquire or make investments in new or complementary businesses, facilities, technologies, offerings, or products, or enter into strategic alliances, that may enhance our capabilities, expand our outsourcing and supplier network, complement our current products and services or expand the breadth of our markets. Acquisitions, investments and other strategic alliances involve numerous risks, including:

•problems integrating the acquired business, facilities, technologies or products, including issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs associated with acquisitions, investments or strategic alliances;
•losses we may incur as a result of declines in the value of an investment or as a result of incorporating an investee’s financial performance into our financial results;
•diversion of management’s attention from our existing business;
•adverse effects on existing business relationships with suppliers, outsourced proprietary brand manufacturing partners, retail partners and distribution customers;
•risks associated with entering new markets in which we may have limited or no experience;
•potential loss of key employees of acquired businesses;
•the risks associated with businesses we acquire or invest in, which may differ from or be more significant than the risks our other businesses face;

•potential unknown liabilities associated with a business we acquire or in which we invest; and
•increased legal and accounting compliance costs.

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. As a result of future strategic transactions, we might need to issue additional equity securities, spend our cash, or incur debt (which may only be available on unfavorable terms, if at all), contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business. If we are unable to identify suitable acquisitions, investments or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, offerings and products effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses or investments may not meet or exceed our expectations or desired objectives.

Our business results could be adversely affected if our entry into the pet insurance market is unsuccessful.

We intend to expand our business into the pet insurance market. As a new entrant, we may be faced with many competitive challenges including competing successfully with incumbent pet insurance providers who have long operating histories, large customer bases, high brand recognition and greater financial, technical, marketing and other resources than we do. To compete effectively, we may need to invest significant resources to create brand awareness and build our reputation in the market, and our efforts at building, maintaining and enhancing our reputation could fail. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, financial condition, and results of operations. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

Regulation of the sale of medical insurance for cats and dogs is subject to change, and future regulations could harm our business, operating results, and financial condition.

The laws and regulations governing the offer, sale and purchase of medical insurance for cats and dogs are subject to change, and future changes may be adverse to our business. For example, if a jurisdiction were to alter the requirements for obtaining or maintaining an agent's license in connection with the enrollment of a member, it could have a material adverse effect on our operations. Some states in the U.S. have adopted, and others are expected to adopt, new laws and regulations related to the insurance industry. It is difficult to predict how these or any other new laws and regulations will impact our business, but, in some cases, changes in insurance laws, regulations and guidelines may be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S.

Our strategy may include the expansion of our operations to international markets. Although some of our executive officers have experience in international business from prior positions, we have little experience with operations outside the U.S. Our ability to successfully execute this strategy is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by: our ability to identify and gain access to local suppliers; our ability to staff, develop, and manage foreign operations as a result of distance, language, and cultural differences; our ability to obtain and protect relevant trademarks, domain names, and other intellectual property; and local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we operate or intend to operate in the future, including limitations on the repatriation and investment of funds and foreign currency exchange restrictions. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and other barriers to trade. Further, the extent and impact of any sanctions imposed in connection with the escalation of hostilities between Russia and Ukraine may cause additional financial market volatility and impact the global economy and also impact our strategy of expansion into international markets.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by consumers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could substantially harm our business, financial condition, and results of operations.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our website and mobile applications and our financial results.

On June 21, 2018, the Supreme Court of the United States (the “Supreme Court”) overturned a prior decision under which e-tailers had not been required to collect sales tax unless they had a physical presence in the buyer’s state. As a result, a state may now enforce or adopt laws requiring e-tailers to collect and remit sales tax even if the e-tailer has no physical presence within the taxing state provided certain conditions are met. In response, an increasing number of states have adopted or are considering adopting laws or administrative practices, with or without notice, that impose sales or similar value added or consumption taxes on e-commerce activity, as well as taxes on all or a portion of gross revenue or other similar amounts earned by an e-tailer from sales to customers in the state. Since October 28, 2018, we have withheld sales tax to the extent required in all states to which we ship. If any state were to assert that we have any liability for sales tax for prior periods and seek to collect such tax in arrears and/or impose penalties for past non-payment of taxes, it could have an adverse effect on us. New legislation or regulations, the application of laws and regulations from jurisdictions, including other countries whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could similarly result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on us, including by way of creating additional administrative burdens on us. For instance, the Supreme Court’s decision and the enactment and enforcement of laws resulting therefrom could also impact where we are required to file state income taxes. As a result, our effective income tax rate as well as the cost and growth of our business could be materially and adversely affected, which could in turn have a material adverse effect on our financial condition and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

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
•pay dividends;
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

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our revolving credit facility may restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. As a result, and for the foreseeable future, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

Risks Related to Our Relationship with and Separation from PetSmart

Since we are no longer controlled by PetSmart, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

Affiliates of BC Partners control the direction of our business and the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.

As of March 22, 2022, affiliates of BC Partners beneficially owned more than 50% of our outstanding shares of common stock and, together with its affiliates, exercised control over more than 95% of the voting power of our outstanding common stock. So long as BC Partners and/or its affiliates remain our controlling stockholder they will be able to control, directly or indirectly, and subject to applicable law, all matters affecting us, including:

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

As of March 22, 2022, affiliates of BC Partners control a majority of the voting power of our outstanding common stock. As a result, we are considered as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

General Risk Factors

Future litigation could have a material adverse effect on our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our co-headquarters are located in Florida and Massachusetts. In addition, we lease and operate fulfillment centers in fourteen locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate customer service centers in four locations. The following table sets forth the location, use and size of certain of our properties as of March 22, 2022:

Use	Location	Square Footage
Corporate office (1)	7600 W. Sunrise Boulevard, Plantation, FL 33322	221,597
Corporate office (1)	1855 Griffin Road, Dania Beach, FL 33004	113,832
Corporate office	343 Congress Street, Boston, MA 02210	75,009
Corporate office	1110 112th Ave NE, Bellevue, WA 98004	43,509
Corporate office	1624 Normac Road, Woburn, MA 01801	30,000
Fulfillment center	600 New Commerce Boulevard, Wilkes-Barre, PA 18706	808,160
Fulfillment center	255 S. 143rd Avenue, Goodyear, AZ 85338	801,424
Fulfillment center	15999 South Outer Road, Belton, MO 64012	796,013
Fulfillment center	100 Goodman Drive, Etters, PA 17319	732,000
Fulfillment center	3280 Lightner Road, Dayton, OH 45377	690,500
Fulfillment center	255 Front Creek Road, Salisbury, NC 28146	690,500
Fulfillment center	37 Archbald Heights Road, Jessup, PA 18434	690,500
Fulfillment center	7243 Grady Niblo Road, Dallas, TX 75236	663,000
Fulfillment center	3380 N.W. 35 Avenue Road, Ocala, FL 34475	611,676
Fulfillment center	40 Dauphin Drive, Mechanicsburg, PA 17050	604,333
Fulfillment center	1974 Innovation Boulevard, Clayton, IN 46118	597,844
Fulfillment center	385 Milan Drive, McCarran, NV 89434	566,866
Fulfillment center	360 Research Drive, Pittston, Pennsylvania 18640	155,000
Fulfillment center	11403 Bluegrass Parkway, Suite 650, Louisville, KY 40299	40,668
Customer service center	3251 Hollywood Boulevard, Hollywood, FL 33021	100,928
Customer service center	930 E. Campbell Road, Suite 200, Richardson, TX 75081	57,120
Customer service center	1950 N. Stemmons Freeway, Dallas, TX 75207	51,934
Customer service center	3621 Fern Valley Road, Louisville, KY 40219	25,274
(1) During Fiscal Year 2022, we intend to transition corporate functions from Dania Beach, Florida to Plantation, Florida, which will serve as our new corporate co-headquarters.

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

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers
The following information relates to our executive officers:

Name	Age	Position
Sumit Singh	42	Chief Executive Officer and Director
Mario Marte	46	Chief Financial Officer
Satish Mehta	57	Chief Technology Officer
Susan Helfrick	55	General Counsel and Secretary

Sumit Singh
Mr. Singh has served as the Chief Executive Officer of Chewy, Inc. since March 2018, following a seven-month stint in his role as Chief Operating Officer, and has served on Chewy’s board of directors since April 2019. In 2020, he was inducted into the prestigious Bloomberg 50 List of Global Leaders. Prior to joining Chewy, Mr. Singh held senior leadership positions at Amazon, Inc., where from 2015 to 2017, he served as Worldwide Director of Amazon’s Consumables businesses (fresh and pantry) and, from 2013 to 2015, as General Manager for Amazon’s North American merchant fulfillment and third-party businesses. Prior to Amazon, Inc., Mr. Singh served in senior management positions at Dell Technologies, Inc. Mr. Singh holds a Bachelor of Technology degree from Punjab Technical University and a Master’s in Engineering from the University of Texas at Austin, where, in 2019, he was inducted into the Academy of Distinguished Alumni for outstanding achievement and now serves on the University of Texas Engineering Advisory Board. He also holds a Master of Business Administration degree from the University of Chicago, Booth School of Business.

Mario Marte
Mr. Marte has served as the Chief Financial Officer of Chewy, Inc. since September 2018. Mr. Marte joined Chewy in April 2015 and had previously been serving as Chewy’s Vice President—Finance & Treasurer. Mr. Marte previously served as the Vice President—Financial Planning & Analysis for Hilton Worldwide Holdings, Inc., and in various other roles at Hilton Worldwide, American Airlines and Accenture LLC. Mr. Marte has served on the board of directors of Best Buy Co., Inc. (NYSE “BBY”) since January 2021. Mr. Marte holds a Bachelor of Science degree in Computer Engineering from the University of South Florida, and a Master of Business Administration degree from Duke University’s Fuqua School of Business.

Satish Mehta
Mr. Mehta has served as our Chief Technology Officer since June 2018. From July 2017 to June 2018, Mr. Mehta served as Vice President—Data and Analytics Solutions for UnitedHealth Group. Prior to that, Mr. Mehta served in various capacities at Staples Inc., including serving as their Vice President, Price—Data & Analytics, Omni-Channel and Innovation Labs from January 2014 to July 2017. Mr. Mehta’s experience also includes over eight years of service, from November 2005 to January 2014, at Yahoo!, in various positions including as their Senior Director, Global Data and Ad Tech. Mr. Mehta holds a Bachelor of Science degree in Physics and Math from Jawaharlal Nehru University, and a Master of Business Administration degree from California Miramar University.

Susan Helfrick
Ms. Helfrick has served as our General Counsel since December 2014 and as our Secretary since October 2015. From February 2009 to July 2014, Ms. Helfrick served as the General Counsel Americas and Executive Vice President at GfK. Ms. Helfrick previously served as the Assistant General Counsel and Vice President of Goldman Sachs from August 2007 to January 2009, as well as the Managing Director and Associate General Counsel of HSBC Securities from May 2005 to August 2007. Ms. Helfrick’s experience also includes serving as a Director at UBS from May 2000 to May 2005, an Associate at Skadden, Arps, Slate, Meagher & Flom LLP from May 1997 to May 2000, and as a staff attorney at the Securities and Exchange Commission from May 1995 to May 1997. Ms. Helfrick holds a Master of Laws degree from Georgetown University Law Center, a Master of Business Administration degree from Cornell Jonson Graduate School of Management, a Juris Doctor degree from the Dickinson School of Law at Pennsylvania State University, and a Bachelor of Arts degree from the University of Pittsburgh.

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

Holders of Common Stock

As of the close of business on March 22, 2022, there were 112 stockholders of record of our Class A common stock and 3 stockholders of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the thirteen weeks ended January 30, 2022.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the thirteen weeks ended January 30, 2022.

Cumulative Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chewy, Inc. under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return to stockholders of our Class A common stock relative to the cumulative total returns of the S&P 500 Index and DJ Internet Commerce Index. An investment of $100 is assumed to have been made in our Class A common stock and in the indices on June 14, 2019, the date our Class A common stock began trading on the NYSE, and their relative performance is tracked through January 30, 2022. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
for Chewy Inc., the S&P 500 Index,
and the DJ Internet Commerce Index
$350
$300
$250
$200
$150
$100
$50
Jun 2019
Jul 2019
Aug 2019
Sep 2019
Oct 2019
Nov 2019
Dec 2019
Jan 2020
Feb 2020
Mar 2020
Apr 2020
May 2020
Jun 2020
Jul 2020
Aug 2020
Sep 2020
Oct 2020
Nov 2020
Dec 2020
Jan 2021
Feb 2021
Mar 2021
Apr 2021
May 2021
Jun 2021
Jul 2021
Aug 2021
Sep 2021
Oct 2021
Nov 2021
Dec 2021
Jan 2022
Chewy, Inc.
S&P 500 Index
DJ Internet Commerce Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for fiscal year 2021 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-K Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Investors and others should note that we may announce material information to our investors using our investor relations website (https://investor.chewy.com/), Securities and Exchange Commission (the “SEC”) filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and around-the-clock convenience that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and continually develop innovative ways for our customers to engage with us. We partner with more than 3,000 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding proprietary brands. Through our website and mobile applications, we offer our customers more than 100,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

COVID-19

The COVID-19 pandemic has been a disruptive economic and societal event that has affected our business and consumer shopping behavior. As this crisis unfolded, we monitored conditions closely and adapted aspects of our logistics, transportation, supply chain and purchasing processes accordingly to meet federal, state, and local standards and to ensure the safety and well-being of our team members, while continuing to meet the needs of our rapidly growing community of pets and pet parents. We continue to monitor the impact of the COVID-19 pandemic and adapt our business accordingly. As reflected in the discussion below, we have seen customers shift more of their total shopping spend to online channels since the COVID-19 outbreak, which has led to increased sales and order activity for our business.

Labor markets, particularly as they pertain to our fulfillment centers, have been, and remain, challenging. We expect this labor supply and demand imbalance to continue over the foreseeable future, resulting in increased competition for personnel. In addition, global supply chain shortages and disruptions and inflation have emerged, which have impacted, and continue to impact, sales, margins and the pace of economic recovery.

While conditions do appear to be improving as vaccination levels rise and state and local economies have, for the most part, re-opened, the positive or negative impacts that the COVID-19 outbreak will ultimately have on our business remain difficult to predict, particularly as vaccine efforts face challenges and new variants of the virus continue to emerge. We are still unable to predict the duration of the COVID-19 pandemic and its ultimate impact on the broader economy or our operations and liquidity. As such, risks and uncertainties regarding COVID-19 remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” in this 10-K Report and in the section titled “Risk Factors” in Item 1A of this 10-K Report.

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2021 fiscal year ended January 30, 2022 and included 52 weeks (“Fiscal Year 2021”). Our 2020 fiscal year ended January 31, 2021 and included 52 weeks (“Fiscal Year 2020”). Our 2019 fiscal year ended February 2, 2020 and included 52 weeks (“Fiscal Year 2019”).

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	Fiscal Year			% change
(in thousands, except net sales per active customer and percentages)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Financial and Operating Data
Net sales	$8,890,773	$7,146,264	$4,846,743	24.4%	47.4%
Net loss (1)	$(73,817)	$(92,486)	$(252,370)	20.2%	63.4%
Net margin (1)	(0.8)%	(1.3)%	(5.2)%
Adjusted EBITDA(2)	$78,552	$85,157	$(81,025)	(7.8)%	205.1%
Adjusted EBITDA margin(2)	0.9%	1.2%	(1.7)%
Net cash provided by operating activities	$191,739	$132,755	$46,581	44.4%	185.0%
Free cash flow(2)	$8,553	$2,012	$(2,055)	n/m	197.9%
Active customers	20,663	19,206	13,459	7.6%	42.7%
Net sales per active customer	$430	$372	$360	15.6%	3.3%
Autoship customer sales	$6,245,011	$4,889,485	$3,362,835	27.7%	45.4%
Autoship customer sales as a percentage of net sales	70.2%	68.4%	69.4%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $85.3 million, $129.2 million, and $136.2 million, for Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019, respectively.

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

We have included adjusted EBITDA and adjusted EBITDA margin in this 10-K Report because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and adjusted EBITDA margin facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable charges. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net loss to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated.

($ in thousands, except percentages)	Fiscal Year
Reconciliation of Net Loss to Adjusted EBITDA	2021	2020	2019
Net loss	$(73,817)	$(92,486)	$(252,370)
Add (deduct):
Depreciation and amortization	55,009	35,664	30,645
Share-based compensation expense and related taxes	85,308	129,208	136,237
Interest expense (income), net	1,639	2,022	(356)
Management fee expense(1)	—	1,300	1,300
Transaction related costs	2,423	2,369	1,396
Other	7,990	7,080	2,123
Adjusted EBITDA	$78,552	$85,157	$(81,025)
Net sales	$8,890,773	$7,146,264	$4,846,743
Net Margin	(0.8)%	(1.3)%	(5.2)%
Adjusted EBITDA margin	0.9%	1.2%	(1.7)%
(1) Management fee expense allocated to us by PetSmart LLC (“PetSmart”) for organizational oversight and certain limited corporate functions provided by its sponsors. Although we are not a party to the agreement governing the management fee, this management fee is reflected as an expense in our consolidated financial statements during Fiscal Year 2020 and Fiscal Year 2019, respectively.

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

We have included free cash flow in this 10-K Report because it is used by our management and board of directors as an important indicator of our liquidity as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

($ in thousands)	Fiscal Year
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	2021	2020	2019
Net cash provided by operating activities	$191,739	$132,755	$46,581
Deduct:
Capital expenditures	(183,186)	(130,743)	(48,636)
Free Cash Flow	$8,553	$2,012	$(2,055)

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

Key Operating Metrics

Active Customers

As of the last date of each reporting period, we determine our number of active customers by counting the total number of individual customers who have ordered a product or service, and for whom a product has shipped or for whom a service has been provided, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers as well as the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as a key indicator of our growth—acquisition and retention of customers—as a result of our marketing efforts and the value we provide to our customers. The number of active customers has grown over time as we acquired new customers and retained previously acquired customers.

Net Sales Per Active Customer

We define net sales per active customer as the aggregate net sales for the preceding four fiscal quarters, divided by the total number of active customers at the end of that period. We view net sales per active customer as a key indicator of our customers’ purchasing patterns, including their initial and repeat purchase behavior.

Autoship and Autoship Customer Sales

We define Autoship customers as customers in a given fiscal quarter that had an order shipped through our Autoship subscription program during the preceding 364-day period. We define Autoship as our subscription program, which provides automatic ordering, payment, and delivery of products to our customers. We view our Autoship subscription program as a key driver of recurring net sales and customer retention. For a given fiscal quarter, Autoship customer sales consist of sales and shipping revenues from all Autoship subscription program purchases and purchases outside of the Autoship subscription program by Autoship customers, excluding taxes collected from customers, excluding any refund allowance, and net of any promotional offers (such as percentage discounts off current purchases and other similar offers) for that quarter. For a given fiscal year, Autoship customer sales equal the sum of the Autoship customer sales for each of the fiscal quarters in that fiscal year.

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

Fulfillment costs represent costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting and warehousing inventories; picking, packaging and preparing customer orders for shipment; payment processing; and responding to inquiries from customers. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards.

Advertising and Marketing

Advertising and marketing expenses consist of advertising and payroll related expenses for personnel engaged in marketing, business development and selling activities.

Presentation of Results of Consolidated Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Consolidated Operations and Liquidity and Capital Resources includes a comparison of Fiscal Year 2021 to Fiscal Year 2020. A similar discussion and analysis which compares Fiscal Year 2020 to Fiscal Year 2019 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC on March 30, 2021, and is incorporated herein by reference.

Results of Consolidated Operations

The following tables set forth our results of operations for the fiscal years presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Fiscal Year
				% change		% of net sales
($ in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021	2020	2019
Consolidated Statements of Operations
Net sales	$8,890,773	$7,146,264	$4,846,743	24.4%	47.4%	100.0%	100.0%	100.0%
Costs of goods sold	6,517,191	5,325,457	3,702,683	22.4%	43.8%	73.3%	74.5%	76.4%
Gross profit	2,373,582	1,820,807	1,144,060	30.4%	59.2%	26.7%	25.5%	23.6%
Operating expenses:
Selling, general and administrative	1,826,858	1,397,969	969,890	30.7%	44.1%	20.5%	19.6%	20.0%
Advertising and marketing	618,902	513,302	426,896	20.6%	20.2%	7.0%	7.2%	8.8%
Total operating expenses	2,445,760	1,911,271	1,396,786	28.0%	36.8%	27.5%	26.7%	28.8%
Loss from operations	(72,178)	(90,464)	(252,726)	20.2%	64.2%	(0.8)%	(1.3)%	(5.2)%
Interest (expense) income, net	(1,639)	(2,022)	356	18.9%	n/m	—%	—%	—%
Loss before income tax provision	(73,817)	(92,486)	(252,370)	20.2%	63.4%	(0.8)%	(1.3)%	(5.2)%
Income tax provision	—	—	—	—%	—%	—%	—%	—%
Net loss	$(73,817)	$(92,486)	$(252,370)	20.2%	63.4%	(0.8)%	(1.3)%	(5.2)%
n/m - not meaningful

Net Sales

	Fiscal Year			2021 vs. 2020		2020 vs. 2019
($ in thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Consumables	$6,102,367	$4,967,673	$3,596,778	$1,134,694	22.8%	$1,370,895	38.1%
Hardgoods	1,305,937	1,153,639	705,087	152,298	13.2%	448,552	63.6%
Other	1,482,469	1,024,952	544,878	457,517	44.6%	480,074	88.1%
Net sales	$8,890,773	$7,146,264	$4,846,743	$1,744,509	24.4%	$2,299,521	47.4%

Net sales for Fiscal Year 2021 increased by $1.7 billion, or 24.4%, to $8.9 billion compared to $7.1 billion for Fiscal Year 2020. This increase was primarily due to growth of our active customer base and increased spending per customer. Our active customer base increased by 1.5 million, or 7.6%, year-over-year. In addition, net sales per active customer increased $58, or 15.6%, to $430 in Fiscal Year 2021 compared to Fiscal Year 2020, driven by ongoing catalog expansion and growth led by our consumables and healthcare businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for Fiscal Year 2021 increased by $1.2 billion, or 22.4%, to $6.5 billion compared to $5.3 billion in Fiscal Year 2020. This increase was primarily due to a 21.9% increase in orders shipped and associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, primarily as a result of a change in mix of sales and continued gains in supply chain efficiencies as we scale.

Gross profit for Fiscal Year 2021 increased by $552.8 million, or 30.4%, to $2.4 billion compared to $1.8 billion in Fiscal Year 2020. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for Fiscal Year 2021 increased by approximately 120 basis points compared to Fiscal Year 2020, primarily due to margin expansion across our consumables, hardgoods, and healthcare businesses.

Selling, General and Administrative

Selling, general and administrative expenses for Fiscal Year 2021 increased by $428.9 million, or 30.7%, to $1.8 billion compared to $1.4 billion in Fiscal Year 2020. This increase was primarily due to an increase of $280.1 million in fulfillment costs largely attributable to increased investments to support the overall growth of our business, including the costs associated with the opening and operating of new fulfillment centers in Archbald, Pennsylvania, Belton, Missouri, Lewisberry, Pennsylvania, and Salisbury, North Carolina, a customer service center in Dallas, Texas, growth of fulfillment and customer service headcount, as well as expanded investments in wages and benefits and higher recruiting costs for fulfillment and customer service team members. Facilities expenses and other general and administrative expenses increased by $192.3 million, primarily due to the opening of a new corporate office in Seattle, Washington, increased headcount as a result of business growth, and expenses related to ongoing IT initiatives to support our customers and team members, including the migration to cloud-based IT systems. These increases were partially offset by a $43.5 million reduction in non-cash share-based compensation expense.

Advertising and Marketing

Advertising and marketing expenses for Fiscal Year 2021 increased by $105.6 million, or 20.6%, to $618.9 million compared to $513.3 million in Fiscal Year 2020. The increase was primarily due to higher advertising and marketing spend in existing channels, due in part to an increase in advertising input costs since the pandemic-lows seen in the first half of Fiscal Year 2020, as well as expanding our advertising and marketing to new channels. Our marketing efforts and investments led to the addition of 1.5 million active customers during Fiscal Year 2021.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations and equity offerings. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $603.1 million as of January 30, 2022, an increase of $39.7 million from January 31, 2021.

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

Operating and real estate lease obligations relate to fulfillment and customer service centers, corporate offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2034. Real estate obligations include legally binding minimum lease payments for operating lease arrangements which have not yet commenced. As of January 30, 2022, operating and real estate lease obligations included legally binding minimum lease payments of $943.3 million. For additional information related to real estate and operating leases, see Note 6 – Leases, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Initial Public Offering

During Fiscal Year 2019, we closed our initial public offering (“IPO”), in which we issued and sold 5.6 million shares of our Class A common stock at a public offering price of $22.00 per share, raising $110.3 million in net proceeds after deducting underwriting discounts, commissions, and offering costs of $6.2 million. For additional information, see Note 7 – Stockholders’ Equity (Deficit), in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

2020 Equity Offering

During Fiscal Year 2020, we issued and sold 5,865,000 shares of Class A common stock at a public offering price of $54.40 per share, raising $318.4 million in net proceeds after deducting offering costs of $0.6 million. For additional information, see Note 7 – Stockholders’ Equity (Deficit), in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Cash Flows

	Fiscal Year
($ in thousands)	2021	2020	2019
Net cash provided by operating activities	$191,739	$132,755	$46,581
Net cash used in investing activities	$(193,272)	$(123,695)	$(49,861)
Net cash provided by financing activities	$41,267	$342,197	$127,037

Operating Activities

Net cash provided by operating activities was $191.7 million for Fiscal Year 2021, which primarily consisted of $73.8 million of net loss, non-cash adjustments such as depreciation and amortization expense of $55.0 million and share-based compensation expense of $77.8 million, and a cash increase of $141.7 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in other current liabilities and payables, partially offset by an increase in inventories, receivables, and other current assets.

Net cash provided by operating activities was $132.8 million for Fiscal Year 2020, which primarily consisted of $92.5 million of net loss, non-cash adjustments such as depreciation and amortization expense of $35.7 million and share-based compensation expense of $121.3 million, and a cash increase of $56.8 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in fulfillment and payroll liabilities and payables, partially offset by an increase in inventories.

Investing Activities

Net cash used in investing activities was $193.3 million for Fiscal Year 2021, primarily consisting of $183.2 million of capital expenditures and $10.1 million for the acquisition of rights to developed technology intangible assets. Capital expenditures were related to the launch of new fulfillment centers, the launch and expansion of corporate offices, and the capitalization of labor and license costs associated with software development for internal use.

Net cash used in investing activities was $123.7 million for Fiscal Year 2020, primarily consisting of $130.7 million of capital expenditures partially offset by $9.0 million of cash reimbursements, net of advances from PetSmart. Capital expenditures were related to the launch of new fulfillment centers, the expansion of corporate and customer service offices, and additional investments in IT hardware and software.

Financing activities

Net cash provided by financing activities was $41.3 million for Fiscal Year 2021 primarily consisting of $43.7 million received pursuant to the tax sharing agreement with related parties, partially offset by the payment of debt modification costs and principal repayments of finance lease obligations.

Net cash provided by financing activities was $342.2 million for Fiscal Year 2020, primarily consisting of $318.4 million of proceeds from our equity offering in September 2020, net of offering costs and $23.2 million received pursuant to the tax sharing agreement with related parties.

ABL Credit Facility

On June 18, 2019, we entered into a 5-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities subject to customary conditions.

On August 27, 2021, we amended the ABL Credit Facility to increase the aggregate principal amount to be up to $500 million and increase the amount available for incremental asset-based revolving loan facilities to $300 million. In addition, the amendments resulted in a fixed 0.25% commitment fee with respect to the undrawn portion of the commitments. The ABL Credit Facility now matures in August 2026. Based on our borrowing base as of January 30, 2022, which is reduced by standby letters of credit, we had $462.9 million of borrowing capacity under the ABL Credit Facility. As of January 30, 2022, we had no outstanding borrowings under the ABL Credit Facility.

For additional information with respect to our ABL Credit Facility, see Note 5 – Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below involve a significant level of estimation uncertainty and have the greatest potential impact on our financial condition and results of operations and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates, assumptions, and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions, judgments, and conditions. See Note 2 – Summary of Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report for a description of our significant accounting policies as well as a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this 10-K Report.

Share-Based Compensation

We measure the cost of employee services received in exchange for a grant of a share-based award using the grant-date fair value of the award. For grants of restricted stock units subject to service-based and company performance-based vesting conditions, the fair value is established based on the market price on the date of the grant. The fair value of restricted stock unit grants subject to market-based vesting conditions is determined on the date of grant using a Monte Carlo model to simulate total stockholder return for Chewy and peer companies. The Company accounts for forfeitures as they occur.

The Monte Carlo simulation requires the use of several variables to estimate the grant-date fair value of our share-based compensation awards including our stock price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The risk-free interest rate utilized is based on a 5-year term-matched zero-coupon U.S. Treasury security yield at the time of grant. Expected volatility is based on historical volatility of the stock of our peer companies.

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

We also recognize liabilities for uncertain tax positions based on the two-step process prescribed by the accounting guidance for uncertainty in income taxes. We determine whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Item 8 of Part II, “Financial Statements and Supplementary Data”, Note 2 in the “Notes to Consolidated Financial Statements” of this 10-K Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have operations principally within the U.S. and therefore have only minimal foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Risk

Our cash equivalents consist primarily of demand and money market accounts, U.S. Treasury securities, certificates of deposit, and commercial paper and have an original maturity date of 90 days or less. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Any future borrowings incurred under our revolving credit facility will accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence. A 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

Item 8. Financial Statements and Supplementary Data

CHEWY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chewy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chewy, Inc. and subsidiaries (the “Company”) as of January 30, 2022, and January 31, 2021, the related consolidated statements of operations, and stockholders’ deficit, and cash flows, for each of the years ended January 30, 2022, January 31, 2021, and February 2, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2022, and January 31, 2021, and the results of its operations and its cash flows for the years ended January 30, 2022, January 31, 2021, and February 2, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Rebates — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has agreements with vendors to primarily receive either percentage or volume-based rebates. Amounts received from vendors are considered a reduction of the carrying value of the Company’s inventory and, therefore, such amounts are ultimately recorded as a reduction of cost of goods sold in the consolidated statements of operations.

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
March 29, 2022
We have served as the Company’s auditor since 2017.

CHEWY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	January 30, 2022	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$603,079	$563,345
Accounts receivable	123,510	100,699
Inventories	560,430	513,304
Prepaid expenses and other current assets	36,513	49,430
Total current assets	1,323,532	1,226,778
Property and equipment, net	367,166	210,017
Operating lease right-of-use assets	372,693	297,213
Other non-current assets	22,890	6,902
Total assets	$2,086,281	$1,740,910
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Trade accounts payable	$883,316	$778,365
Accrued expenses and other current liabilities	761,563	602,497
Total current liabilities	1,644,879	1,380,862
Operating lease liabilities	410,168	328,231
Other long-term liabilities	16,498	33,821
Total liabilities	2,071,545	1,742,914
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of January 30, 2022 and January 31, 2021	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 108,918,032 and 97,708,518 shares issued and outstanding as of January 30, 2022 and January 31, 2021, respectively	1,089	977
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 and 317,338,356 shares issued and outstanding as of January 30, 2022 and January 31, 2021, respectively	3,112	3,173
Additional paid-in capital	2,021,310	1,930,804
Accumulated deficit	(2,010,775)	(1,936,958)
Total stockholders’ equity (deficit)	14,736	(2,004)
Total liabilities and stockholders’ equity (deficit)	$2,086,281	$1,740,910

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year
	2021	2020	2019
Net sales	$8,890,773	$7,146,264	$4,846,743
Cost of goods sold	6,517,191	5,325,457	3,702,683
Gross profit	2,373,582	1,820,807	1,144,060
Operating expenses:
Selling, general and administrative	1,826,858	1,397,969	969,890
Advertising and marketing	618,902	513,302	426,896
Total operating expenses	2,445,760	1,911,271	1,396,786
Loss from operations	(72,178)	(90,464)	(252,726)
Interest (expense) income, net	(1,639)	(2,022)	356
Loss before income tax provision	(73,817)	(92,486)	(252,370)
Income tax provision	—	—	—
Net loss	$(73,817)	$(92,486)	$(252,370)

Net loss per share attributable to common Class A and Class B stockholders, basic and diluted	$(0.18)	$(0.23)	$(0.63)

Weighted average common shares used in computing net loss per share attributable to common Class A and Class B stockholders, basic and diluted	417,218	407,240	398,256

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of February 3, 2019	—	—	$1,256,160	$(1,592,102)	$(335,942)
Issuance of Class A common stock upon initial public offering, net of underwriting discounts, commissions and offering costs	5,600	56	110,293	—	110,349
Change in capital structure	393,000	3,930	(3,930)	—	—
Distribution to parent	83	1	(1)	—	—
Share-based compensation expense	—	—	134,926	—	134,926
Vesting of share-based compensation awards	2,685	27	(251)	—	(224)
Contribution from PetSmart	—	—	1,300	—	1,300
Tax sharing agreement with related parties	—	—	17,497	—	17,497
Termination of loan from PetSmart	—	—	(79,510)	—	(79,510)
Net loss	—	—	—	(252,370)	(252,370)
Balance as of February 2, 2020	401,368	4,014	1,436,484	(1,844,472)	(403,974)
Issuance of Class A common stock, net of offering costs	5,865	59	318,329	—	318,388
Share-based compensation expense	—	—	121,265	—	121,265
Vesting of share-based compensation awards	7,533	74	(74)	—	—
Distribution to parent	280	3	(3)	—	—
Contribution from PetSmart	—	—	1,300	—	1,300
Tax sharing agreement with related parties	—	—	53,503	—	53,503
Net loss	—	—	—	(92,486)	(92,486)
Balance as of January 31, 2021	415,046	4,150	1,930,804	(1,936,958)	(2,004)
Share-based compensation expense	—	—	77,772	—	77,772
Vesting of share-based compensation awards	4,873	49	(49)	—	—
Distribution to parent	187	2	(2)	—	—
Tax sharing agreement with related parties	—	—	12,785	—	12,785
Net loss	—	—	—	(73,817)	(73,817)
Balance as of January 30, 2022	420,106	4,201	$2,021,310	$(2,010,775)	$14,736

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2021	2020	2019
Cash flows from operating activities
Net loss	$(73,817)	$(92,486)	$(252,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,009	35,664	30,645
Share-based compensation expense	77,772	121,265	134,926
Non-cash lease expense	32,958	25,996	18,208
Other	595	306	2,511
Net change in operating assets and liabilities:
Accounts receivable	(22,811)	(20,221)	(31,740)
Inventories	(47,126)	(195,496)	(96,953)
Prepaid expenses and other current assets	(18,931)	(9,661)	(10,134)
Other non-current assets	(4,960)	(442)	(2,125)
Trade accounts payable	104,951	95,316	180,169
Accrued expenses and other current liabilities	125,655	186,895	80,824
Operating lease liabilities	(19,850)	(12,884)	(10,304)
Other long-term liabilities	(17,706)	(1,497)	2,924
Net cash provided by operating activities	191,739	132,755	46,581
Cash flows from investing activities
Capital expenditures	(183,186)	(130,743)	(48,636)
Acquisition of assets	(10,086)	—	—
Cash reimbursements from PetSmart, net of advances	—	9,048	(1,225)
Other	—	(2,000)	—
Net cash used in investing activities	(193,272)	(123,695)	(49,861)
Cash flows from financing activities
Proceeds from tax sharing agreement with related parties	43,714	23,212	17,300
Proceeds from issuance of common stock, net of offering costs	—	318,388	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	—	110,349
Contribution from PetSmart	—	1,300	1,300
Payment of debt modification and issuance costs	(1,584)	—	(1,459)
Principal repayments of finance lease obligations	(863)	(703)	(229)
Other	—	—	(224)
Net cash provided by financing activities	41,267	342,197	127,037
Net increase in cash and cash equivalents	39,734	351,257	123,757
Cash and cash equivalents, as of beginning of period	563,345	212,088	88,331
Cash and cash equivalents, as of end of period	$603,079	$563,345	$212,088
Supplemental disclosure of cash flow information
Cash paid for interest	$2,051	$1,896	$375

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

The Company is controlled by a consortium including private investment funds advised by BC Partners and its affiliates, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”).

The Company was previously controlled by PetSmart LLC (“PetSmart”), a wholly-owned subsidiary of the Sponsors. On February 12, 2021, PetSmart completed a refinancing transaction and in connection with such transaction all shares of the Company’s common stock held by PetSmart and its subsidiaries were distributed to affiliates of BC Partners. Subsequent to the distribution, PetSmart no longer directly or indirectly owns any shares of the Company’s common stock.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”).

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2021 fiscal year ended January 30, 2022 and included 52 weeks (“Fiscal Year 2021”). The Company’s 2020 fiscal year ended January 31, 2021 and included 52 weeks (“Fiscal Year 2020”). The Company’s 2019 fiscal year ended February 2, 2020 and included 52 weeks (“Fiscal Year 2019”).

Reclassification

As the Company is no longer a subsidiary of PetSmart, balances due from and due to PetSmart have been included on a net basis within prepaid expenses and other current assets on the consolidated balance sheets; corresponding amounts for prior periods have been reclassified to conform to the current period’s presentation.

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

Key estimates relate primarily to determining the net realizable value and demand for inventory, useful lives associated with property and equipment and intangible assets, valuation allowances with respect to deferred tax assets, contingencies, self-insurance accruals, evaluation of sales tax positions, and the valuation and assumptions underlying share-based compensation. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents primarily consist of institutional money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper and are carried at cost, which approximates fair value.

Concentration of Credit Risk

The Company maintains the majority of its cash and cash equivalents in accounts with large financial institutions. At times, balances in these accounts may exceed federally insured limits; however, to date, the Company has not incurred any losses on its deposits of cash and cash equivalents.

Accounts Receivable

The Company’s accounts receivable are comprised of customer and vendor receivables. The Company’s net customer receivables were $102.1 million and $81.1 million as of January 30, 2022 and January 31, 2021, respectively, and consist of credit and debit card receivables from banks, which typically settle within five business days. The Company’s vendor receivables were $21.4 million and $19.6 million as of January 30, 2022 and January 31, 2021, respectively. The Company does not maintain an allowance for doubtful accounts as neither historical losses on customer and vendor receivables nor future projected losses on such receivables have been or are expected to be significant.

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

Due from PetSmart, net

Prior to the refinancing transaction on February 12, 2021, transactions between the Company and PetSmart related to funding operations and capital contributions. Balances that were due from and due to PetSmart were regularly cash settled and were included in the consolidated balance sheets on a net basis. Cash advances provided to and reimbursed by PetSmart to fund PetSmart operations were classified on a net basis in the consolidated statements of cash flows as investing activities. Cash received from related parties (including PetSmart) in connection with the tax sharing agreement and cash received as capital contributions have been classified in the consolidated statements of cash flows as financing activities. For more information, see Note 11 – “Certain Relationships and Related Party Transactions”.

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

Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the Company’s results of operations for the respective period. For more information, see Note 3 - “Property and Equipment, net”.

Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company determined the useful lives of its intangible assets based on multiple factors including obsolescence, the make-up of the acquired customer base and expected attrition, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Intangible assets, net of accumulated amortization, are included within other non-current assets on the consolidated balance sheets.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For asset groups held and used, the carrying value of the asset group is considered recoverable when the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment charge would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. Impairment charges are recognized within selling, general and administrative expenses in the consolidated statements of operations. The Company did not have any impairment charges for Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	January 30, 2022	January 31, 2021
Outbound fulfillment	$389,548	$310,700
Advertising and marketing	86,285	85,835
Payroll liabilities	70,556	72,467
Accrued expenses and other	215,174	133,495
Total accrued expenses and other current liabilities	$761,563	$602,497

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

Chewy primarily generates net sales from sales of pet food, pet products, pet medications and other pet health products, and related shipping fees. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. To encourage customers to purchase its products, the Company periodically provides incentive offers. Generally, these promotions include current discount offers, such as percentage discounts off current purchases and other similar offers. These offers, when accepted by customers, are treated as a reduction to the transaction price. Revenue typically consists of the consideration received from the customer when the order is executed less a refund allowance, which is estimated using historical experience.

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

Vendor Concentration Risk

The Company purchases inventory from several hundred vendors worldwide. Sales of products from the Company’s three largest vendors represented approximately 34%, 33%, and 33% of the Company’s net sales for Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019, respectively.

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

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing, and responding to inquiries from customers. For Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019 the Company recorded fulfillment costs of $1.2 billion, $871.0 million, and $546.2 million, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards. For Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019, the Company recorded merchant processing fees of $181.7 million, $146.0 million, and $101.0 million, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations.

Share-Based Compensation

The Company recognizes share-based compensation expense based on the equity award’s grant date fair value. For grants of restricted stock units subject to service-based and company performance-based vesting conditions, the fair value is established based on the market price on the date of the grant. For grants of restricted stock units subject to market-based vesting conditions, the fair value is established using the Monte Carlo simulation lattice model. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Company accounts for forfeitures as they occur. The grant date fair value of each restricted stock unit is amortized over the requisite service period.

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

Loss Contingencies

Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities and such assessments inherently involve an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company’s cash equivalents are carried at cost, which approximates fair value and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments.

The following is a summary of cash and cash equivalents (in thousands):

	As of
	January 30, 2022	January 31, 2021
Cash	$401,119	$563,345
Level 1 securities:
Money market funds	67,000	—
U.S. Treasury securities	59,995	—
Commercial paper	74,965	—
Cash and cash equivalents	$603,079	$563,345

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued this Accounting Standards Update (“ASU”) to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This ASU also clarifies and simplifies other aspects of the accounting for income taxes. This update became effective at the beginning of the Company’s 2021 fiscal year. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	January 30, 2022	January 31, 2021
Furniture, fixtures and equipment	$132,727	$91,496
Computer equipment	55,164	43,347
Internal-use software	95,302	56,977
Leasehold improvements	153,797	80,641
Construction in progress	85,043	41,914
	522,033	314,375
Less: accumulated depreciation and amortization	154,867	104,358
Property and equipment, net	$367,166	$210,017

Internal-use software includes labor and license costs associated with software development for internal use. As of January 30, 2022 and January 31, 2021, the Company had accumulated amortization related to internal-use software of $35.1 million and $22.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019, the Company recorded depreciation expense on property and equipment of $40.5 million, $28.3 million, and $22.0 million, respectively, and amortization expense related to internal-use software costs of $14.2 million, $7.4 million, and $8.6 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the consolidated statements of operations.

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
International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaratory judgment action in the United States District Court for the Southern District of New York against IBM seeking the court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, alleging that the Company is infringing the four patents by operation of the Chewy.com website and mobile application, and seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The Company filed a motion to dismiss IBM’s claims against three of the asserted patents on May 14, 2021. In response, IBM filed an amended complaint on May 24, 2021 that included an additional assertion that the Company is infringing a fifth IBM patent. On October 8, 2021, the parties had a claim construction hearing and on November 9, 2021, the claim construction rulings resulted in one of the five patents being eliminated from the case. Discovery has closed and the parties filed their motions for summary judgment which were fully briefed on February 24, 2022. A pre-trial conference was held on March 25, 2022 where the judge heard oral arguments on the motions for summary judgment. The Company continues to deny the allegations of any infringement and intends to vigorously defend itself in this matter. The possible loss or range of loss associated with this matter is not estimable.

5.    Debt

ABL Credit Facility

On June 18, 2019, the Company entered into a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which provides for non-amortizing revolving loans, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves).

On August 27, 2021, the Company amended its ABL Credit Facility, which now matures in August 2026 and provides for non-amortizing revolving loans in an aggregate principal amount of up to $500 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $300 million, subject to customary conditions.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, either a base rate or a LIBOR rate. The applicable margin is generally determined based on the average excess liquidity during the immediately preceding fiscal quarter as a percentage of the maximum borrowing amount under the ABL Credit Facility, and is between 0.25% and 0.75% for base rate loans and between 1.25% and 1.75% for LIBOR loans. The Company is also required to pay a commitment fee of 0.25% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility.

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

In addition, the ABL Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess liquidity under the facility is less than the greater of 10% of the maximum borrowing amount and $45.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control. Based on the Company’s borrowing base as of January 30, 2022, which is reduced by standby letters of credit, the Company had $462.9 million of borrowing capacity under the ABL Credit Facility. As of January 30, 2022, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of January 30, 2022 and January 31, 2021 were not material and were included in property and equipment, net, on the Company's consolidated balance sheets. The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	January 30, 2022	January 31, 2021
Assets
Operating	Operating lease right-of-use assets	$372,693	$297,213
Total operating lease assets		$372,693	$297,213

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$24,225	$19,142
Non-current
Operating	Operating lease liabilities	410,168	328,231
Total operating lease liabilities		$434,393	$347,373

For Fiscal Year 2021 and Fiscal Year 2020, assets acquired in exchange for new operating lease liabilities were $96.1 million and $119.0 million, respectively. Lease expense primarily related to operating lease costs and were included within selling, general and administrative expenses in the consolidated statements of operations. Lease expense for Fiscal Year 2021 and Fiscal Year 2020 was $79.5 million, and $62.2 million, of which short-term and variable lease payments were $17.6 million and $12.2 million, respectively.

As of January 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 12.1 years and 8.6%, respectively. As of January 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 12.3 years and 9.8%, respectively.

Operating cash flows related to cash paid for operating leases were approximately $67.8 million and $52.9 million for Fiscal Years 2021 and 2020, respectively.

The table below presents the maturity of lease liabilities as of January 30, 2022 (in thousands):

Operating Leases
2022	$53,031
2023	59,464
2024	55,773
2025	56,228
2026	57,105
Thereafter	427,133
Total lease payments	708,734
Less: interest	274,341
Present value of lease liabilities	$434,393

The table above includes all locations for which the Company had the right to control the use of the property. In addition, as of January 30, 2022, the Company had lease arrangements which had not yet commenced with total future lease payments of $234.6 million. The lease term for these lease arrangements is approximately 15.4 years.

The Company maintains arrangements with certain local government agencies which provide for certain ad valorem tax incentives in connection with the Company’s capital investment in property, plant, and equipment purchases to outfit new facilities over a specified timeframe. To facilitate the incentives, the Company conveys the purchased equipment to the local government agency and will lease the equipment from such agency for nominal consideration. Upon termination of the lease, including early termination, the equipment will be conveyed to the Company for a nominal fee.

7.    Stockholders’ Equity (Deficit)

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

On April 12, 2021, Argos Intermediate Holdco I Inc. (“Argos Holdco”) converted 6,150,000 shares of the Company’s Class B common stock into Class A common stock and sold such Class A common stock.

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

8.    Share-Based Compensation

2019 Omnibus Incentive Plan

In June 2019, the Company’s board of directors adopted and approved the 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2019 Plan became effective on June 13, 2019 and allows for the issuance of up to 31.9 million shares of Class A common stock. No awards may be granted under the 2019 Plan after June 2029. The 2019 Plan provides for the grant of stock options, including incentive stock options, non-qualified stock options, restricted stock, dividend equivalents, stock payments, restricted stock units, performance shares, other incentive awards, stock appreciation rights, and cash awards (collectively “awards”). The awards may be granted to the Company’s employees, consultants, and directors, and the employees and consultants of the Company’s affiliates and subsidiaries.

Service and Performance-Based Awards

The Company granted restricted stock units that vested upon satisfaction of both service-based vesting conditions and company performance or market-based vesting conditions (“PRSUs”), subject to the employee’s continued employment with the Company through the applicable vesting date. The Company recorded share-based compensation expense for PRSUs over the requisite service period and accounted for forfeitures as they occur.

Service-Based Awards

The Company granted restricted stock units with service-based vesting conditions (“RSUs”) which vested subject to the employee’s continued employment with the Company through the applicable vesting date. The Company recorded share-based compensation expense for RSUs on a straight-line basis over the requisite service period and accounted for forfeitures as they occur.

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for Fiscal Year 2021 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2021	13,011	$35.95
Granted	32	$80.85
Vested	(4,832)	$36.10
Forfeited	(1,638)	$35.53
Unvested and outstanding as of January 30, 2022	6,573	$36.16

The total fair value of PRSUs that vested during Fiscal Year 2021 and Fiscal Year 2020 was $318.2 million and $784.4 million, respectively. As of January 30, 2022, total unrecognized compensation expense related to unvested PRSUs was $22.7 million and is expected to be recognized over a weighted-average expected performance period of 1.1 years.

During Fiscal Year 2021 and Fiscal Year 2020, vesting occurred for 0.2 million and 0.3 million PRSUs, respectively, previously granted to an employee of PetSmart. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for Fiscal Year 2021 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2021	713	$48.58
Granted	3,284	$72.05
Vested	(224)	$46.45
Forfeited	(566)	$70.43
Unvested and outstanding as of January 30, 2022	3,207	$68.96

The total fair value of RSUs that vested during Fiscal Year 2021 was $19.5 million. As of January 30, 2022, total unrecognized compensation expense related to unvested RSUs was $175.7 million and is expected to be recognized over a weighted-average expected performance period of 3.0 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of January 30, 2022, there were 6.4 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

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

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	Fiscal Year
	2021	2020	2019
PRSUs	$27,423	$115,505	$124,761
RSUs	50,349	5,760	—
PIUs	—	—	10,165
Total share-based compensation expense	$77,772	$121,265	$134,926

9.    Income Taxes

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company’s losses and tax attributes were previously included in PetSmart’s consolidated tax return activity at the U.S. federal level and any applicable state and local level. Income taxes as presented in the Company’s consolidated financial statements have been prepared based on the separate return method. As of January 30, 2022, Chewy was no longer a member of PetSmart’s affiliated group for U.S. federal income tax purposes.

Even though the Company is no longer a member of PetSmart’s consolidated filing group for federal income tax purposes, it continues to file a number of state income tax returns with PetSmart. As a result, a portion of the state net operating losses that are included in the computation of the Chewy income tax provision are utilized on the combined filings with PetSmart. The Company has elected not to record such state net operating losses that are used by PetSmart which otherwise would be recorded on a separate company basis. The Company has instead removed the hypothetical state operating losses from its deferred tax rollforward through stockholders’ equity (deficit), which has no net impact as a result of the valuation allowance.

When such time comes that it is proper to remove the valuation allowance against the Company’s deferred tax assets, the Company will be required to record the cumulative impact of removing the state net operating losses through both additional paid-in capital and deferred income tax benefit. As of January 30, 2022, the cumulative amount of hypothetical state net operating losses is $26.8 million.

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019.

The Company’s effective income tax rate reconciliation is as follows for the periods presented:

	Fiscal Year
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	10.9%	20.6%	4.4%
Change in tax rate	(0.2)%	1.7%	0.6%
Share-based compensation	73.0%	73.0%	4.0%
Tax credits	36.1%	7.8%	1.3%
Other	(0.1)%	0.9%	(3.4)%
Change in valuation allowance	(140.7)%	(125.0)%	(27.9)%
Effective rate	—%	—%	—%

The temporary differences which comprise the Company’s deferred taxes are as follows for the periods presented (in thousands):

	As of
	January 30, 2022	January 31, 2021
Deferred tax assets:
Operating lease liabilities	$110,846	$89,117
Inventories	7,239	3,883
Share-based compensation	29,672	31,372
Accrued expenses and reserves	16,718	22,865
Other	31,919	4,044
Net operating loss carryforwards	181,843	87,881
Total deferred tax assets	378,237	239,162
Less: valuation allowance	217,032	124,012
Deferred tax assets, net of valuation allowance	161,205	115,150
Deferred tax liabilities:
Operating lease right-of-use assets	95,102	76,249
Depreciation	64,545	37,821
Prepaids	1,558	1,080
Total deferred tax liabilities	161,205	115,150
Net deferred tax assets	$—	$—

Valuation Allowance

The valuation allowance increased by $93.0 million during Fiscal Year 2021. The increase in the valuation allowance primarily relates to: (i) an increase of $87.5 million relating to current year activity, (ii) an increase of $5.7 million relating to miscellaneous adjustments to the Company’s deferred tax assets and liabilities, offset by (iii) a decrease of $0.2 million relating to changes to the Company’s state blended rate.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods) in making this assessment. To fully utilize the net operating loss (“NOL”) and tax credits carryforwards the Company will need to generate sufficient future taxable income in each respective jurisdiction. Due to the Company’s history of losses, it is more likely than not that its deferred tax assets will not be realized as of January 30, 2022. Accordingly, the Company has established a full valuation allowance on its net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To the extent that a valuation allowance has been established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the valuation allowance will be released.

The following summarizes the activity related to valuation allowances on deferred tax assets (in thousands):

	Fiscal Year
	2021	2020	2019
Valuation allowance, as of beginning of period	$124,012	$242,974	$172,481
Valuation allowances established	93,199	113,286	69,009
Changes to existing valuation allowances	(179)	1,528	1,484
Reduction of valuation allowance as a result of deconsolidation	—	(233,776)	—
Valuation allowance, as of end of period	$217,032	$124,012	$242,974

Net Operating Loss and Tax Credit Carryforwards

As of January 30, 2022, the Company had federal and state NOL carryforwards of $726.5 million and $654.8 million, respectively. The federal NOL carryforwards have no expiration and can only be used to offset 80% of the Company’s future taxable income. The state NOL carryforwards include $312.0 million with definitive expiration dates and $342.8 million with no expiration. The state NOLs are presented as an apportioned amount. NOLs generated in jurisdictions that were previously filed on a combined basis with PetSmart were reduced by $890.4 million in Fiscal Year 2020 under separate return accounting. Therefore, all NOLs reported as of January 30, 2022 consist of amounts generated in previously consolidated jurisdictions post-tax deconsolidation, and in jurisdictions with separate entity filing since Chewy’s nexus inception date.

As of January 30, 2022, the Company recorded a deferred tax asset of $181.8 million, before any valuation allowance, with respect to federal and state NOL carryforwards. These deferred tax assets expire as follows (in thousands):

2022	$36
2023	85
2024	88
2025	17
2026	25
2031	16
2033	128
Thereafter	14,717
Indefinite	166,731
Total loss carryforwards	$181,843

The Company participates in various federal and state credit programs which provide credits against current and future tax liabilities. Credits not used in the current year are carried forward to future years.

As of January 30, 2022, the Company had the following tax credit carryforwards (in thousands):

Year of Expiration	Research and Development	Work Opportunity	Quality Jobs Tax Credit	Total
2025	$—	$—	$162	$162
2038	62	—	—	62
2039	1,238	—	—	1,238
2040	10,870	417	—	11,287
2041	15,257	547	—	15,804
	$27,427	$964	$162	$28,553

Accounting for Uncertain Tax Positions

The benefits of uncertain tax positions (“UTP”) are recorded in the Company’s consolidated financial statements only after establishing a more likely than not probability that the UTP will withstand challenge, if any, from tax authorities.

As of January 30, 2022 and January 31, 2021, the Company did not have any uncertain tax positions.

The Company is currently not involved in any income tax audits. During Fiscal Year 2020, the Company closed a federal income tax examination with the Internal Revenue Service (“IRS”) for the period from March 17, 2016 through December 31, 2016, which represents the stub period after the Company’s conversion to a corporation. The Company may be subject to examination by the IRS and various states for the year ended January 28, 2018 and thereafter.

Tax Sharing Agreement
Concurrent with its initial public offering during Fiscal Year 2019, the Company, PetSmart, and Argos Holdco entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company, PetSmart, and Argos Holdco with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, and local income taxes.
During Fiscal Years 2021 and 2020, the Company collected $43.7 million and $23.2 million, respectively, pursuant to the tax sharing agreement. Though the tax sharing agreement was effectively terminated with PetSmart upon tax deconsolidation for federal income taxes, future settlements will occur upon the filing of final tax returns. Additionally, the Company will continue to receive payments from Argos Holdco upon the filing of certain combined state tax returns for the fiscal year ended January 30, 2022 and thereafter. As of January 30, 2022, the Company did not have an outstanding position related to the tax sharing agreement. As of January 31, 2021, the Company had a receivable related to the tax sharing agreement of $30.5 million, which was collected during Fiscal Year 2021.
10.    Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders is presented using the two-class method required for participating securities. Under the two-class method, net loss attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings for the periods presented are calculated as net loss less distributed earnings. Undistributed earnings are allocated proportionally to common Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions.

Basic and diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period. The weighted-average shares outstanding during the periods presented reflects the reclassification of the 100 outstanding shares of pre-IPO common stock into 393,000,000 shares of Class B common stock.
For Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019, the Company’s basic and diluted net loss per share attributable to common Class A and Class B stockholders are the same because the Company has generated a net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share as they have an antidilutive impact. For Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019, the computation of net loss per share attributable to common stockholders does not include 9.8 million, 13.7 million, and 21.3 million potential common shares, respectively, as the effect of their inclusion would have been antidilutive.
11.    Certain Relationships and Related Party Transactions
Certain of the Company’s pharmacy operations are conducted through a wholly-owned subsidiary of PetSmart for which the Company and PetSmart entered into a services agreement which provides for the payment of a management fee due from PetSmart. The Company recognized $25.5 million, $40.1 million and $41.1 million within net sales in the consolidated statements of operations for the services provided during Fiscal Year 2021, Fiscal Year 2020, and Fiscal Year 2019, respectively.
The Company’s consolidated financial statements include management fee expenses of $1.3 million allocated to the Company by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors for Fiscal Year 2020 and Fiscal Year 2019, respectively. Allocated costs are included within selling, general and administrative expenses in the consolidated statements of operations.
As of January 30, 2022 and January 31, 2021, the Company had a net receivable from PetSmart of $2.5 million and $21.9 million, respectively, which was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets. During Fiscal Year 2019, an intercompany loan agreement with PetSmart was terminated which resulted in a $79.5 million reduction of the Company’s net receivable from PetSmart.
PetSmart Guarantees
PetSmart previously provided a guarantee of payment with respect to certain equipment and other leases that the Company entered into and served as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s suppliers. As of January 30, 2022, all such guarantees had been released, with the exception of guarantees pertaining to one of the Company’s lease agreements.

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
As of the end of the period covered by this 10-K Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 30, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 30, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 30, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended January 30, 2022. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chewy, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chewy, Inc. and subsidiaries (the “Company”) as of January 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 30, 2022, of the Company and our report dated March 29, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 29, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the text found in this Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 30, 2022.

Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our Proxy Statement, including the information under the heading “Compensation Committee Report”, to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 30, 2022.

Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 30, 2022.

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

Exhibit No.		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	No.	Date
3.1	Amended and Restated Certificate of Incorporation of Chewy Inc.	8-K	001-38936	3.1	June 18, 2019
3.2	Amended and Restated Bylaws of Chewy, Inc.	10-K	001-38936	3.2	April 2, 2020
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-38936	4.1	March 30, 2021
10.1	Amendment No. 1 to Intercompany Services Agreement, dated February 12, 2021, by and between Chewy, Inc. and Chewy Pharmacy KY, LLC	10-K	001-38936	10.1	March 30, 2021
10.2	Amendment No. 2 to Master Transaction Agreement, dated as of February 12, 2021, by and between Chewy, Inc. and PetSmart LLC	10-K	001-38936	10.2	March 30, 2021
10.3	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.3	June 10, 2021
10.4	*First Amendment to Award Notice and Restricted Stock Unit Agreement between J.K. Symancyk and Chewy, Inc.	10-Q	001-38936	10.1	September 1, 2021
10.5	Amendment No. 1 to the ABL Credit Agreement, dated as of August 27, 2021, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent.	8-K	001-38936	10.1	September 1, 2021
10.6	Amendment to Master Transaction Agreement, dated as of August 12, 2020, by and between Chewy, Inc. and PetSmart, Inc.	10-Q	001-38936	10.1	December 8, 2020
10.7	Investor Rights Agreement, dated June 13, 2019, by and among Chewy, Inc. and certain holders identified therein	8-K	001-38936	10.1	June 18, 2019
10.8	ABL Credit Agreement dated as of June 18, 2019, among Chewy Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders (as defined therein) party thereto	8-K	001-38936	10.4	June 18, 2019
10.9	*Form of Director and Officer Indemnification Agreement	S-1/A	333-231095	10.2	June 3, 2019
10.10	*Chewy, Inc. 2019 Omnibus Incentive Plan	S-8	333-232188	4.1	June 18, 2019
10.11	Master Transaction Agreement, dated June 13, 2019, by and among Chewy, Inc. and PetSmart, Inc.	8-K	001-38936	10.2	June 18, 2019
10.12	Tax Matters Agreement, dated June 13, 2019, by and among Chewy, Inc., Argos Intermediate Holdco I Inc. and PetSmart, Inc.	8-K	001-38936	10.3	June 18, 2019
10.13	Intercompany Services Agreement, dated as of July 2, 2018, between Chewy, Inc. and Chewy Pharmacy KY, LLC	S-1	333-231095	10.6	April 29, 2019
10.14	*Amended and Restated Executive Employment Agreement, dated June 1, 2019, between Sumit Singh and Chewy, Inc.	S-1/A	333-231095	10.8	June 3, 2019
10.15	*Form of Restricted Stock Unit Agreement	S-1/A	333-231095	10.11	June 3, 2019
10.16	*Executive Employment Agreement, dated June 2, 2019, between Susan Helfrick and Chewy, Inc.	S-1/A	333-231095	10.13	June 3, 2019
10.17	*Executive Employment Agreement, dated June 2, 2019, between Mario Marte and Chewy, Inc.	S-1/A	333-231095	10.14	June 3, 2019
21.1	Significant Subsidiaries of Chewy, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
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

CHEWY, INC.

Date:	March 29, 2022	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sumit Singh	Chief Executive Officer and Director	March 29, 2022
Sumit Singh	(Principal Executive Officer)

/s/ Mario Marte	Chief Financial Officer	March 29, 2022
Mario Marte	(Principal Financial Officer)

/s/ Stacy Bowman	Principal Accounting Officer	March 29, 2022
Stacy Bowman	(Principal Accounting Officer)

/s/ Raymond Svider	Chairman of the Board of Directors	March 29, 2022
Raymond Svider

/s/ Fahim Ahmed	Director	March 29, 2022
Fahim Ahmed

/s/ Michael Chang	Director	March 29, 2022
Michael Chang

/s/ Kristine Dickson	Director	March 29, 2022
Kristine Dickson

/s/ James Kim	Director	March 29, 2022
James Kim

/s/ David Leland	Director	March 29, 2022
David Leland

/s/ James Nelson	Director	March 29, 2022
James Nelson

/s/ Martin H. Nesbitt	Director	March 29, 2022
Martin H. Nesbitt

/s/ Lisa Sibenac	Director	March 29, 2022
Lisa Sibenac

/s/ James A. Star	Director	March 29, 2022
James A. Star