Form 10-Q
period 2022-05-01
Chewy, Inc.
filed 2022-06-01
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of May 25, 2022
Class A Common Stock, $0.01 par value per share	109,418,531
Class B Common Stock, $0.01 par value per share	311,188,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended May 1, 2022

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
You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current assumptions, expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 30, 2022, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	May 1, 2022	January 30, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$604,761	$603,079
Accounts receivable	133,233	123,510
Inventories	598,200	560,430
Prepaid expenses and other current assets	53,185	36,513
Total current assets	1,389,379	1,323,532
Property and equipment, net	403,942	367,166
Operating lease right-of-use assets	371,925	372,693
Other non-current assets	24,798	22,890
Total assets	$2,190,044	$2,086,281
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$956,994	$883,316
Accrued expenses and other current liabilities	740,641	761,563
Total current liabilities	1,697,635	1,644,879
Operating lease liabilities	413,828	410,168
Other long-term liabilities	19,971	16,498
Total liabilities	2,131,434	2,071,545
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of May 1, 2022 and January 30, 2022	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 109,418,531 and 108,918,032 shares issued and outstanding as of May 1, 2022 and January 30, 2022, respectively	1,094	1,089
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 shares issued and outstanding as of May 1, 2022 and January 30, 2022	3,112	3,112
Additional paid-in capital	2,046,707	2,021,310
Accumulated deficit	(1,992,303)	(2,010,775)
Total stockholders’ equity	58,610	14,736
Total liabilities and stockholders’ equity	$2,190,044	$2,086,281

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	May 1, 2022	May 2, 2021
Net sales	$2,428,327	$2,135,178
Cost of goods sold	1,760,507	1,545,402
Gross profit	667,820	589,776
Operating expenses:
Selling, general and administrative	504,283	406,220
Advertising and marketing	144,721	144,435
Total operating expenses	649,004	550,655
Income from operations	18,816	39,121
Interest expense, net	(344)	(402)
Income before income tax provision	18,472	38,719
Income tax provision	—	—
Net income	$18,472	$38,719

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.04	$0.09
Diluted	$0.04	$0.09
Weighted-average common shares used in computing earnings per share:
Basic	420,406	415,248
Diluted	426,710	427,597

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	13 Weeks Ended May 1, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 30, 2022	420,106	$4,201	$2,021,310	$(2,010,775)	$14,736
Share-based compensation expense	—	—	25,794	—	25,794
Vesting of share-based compensation awards	553	6	(6)	—	—
Tax withholdings for share-based compensation awards	(53)	(1)	(2,467)	—	(2,468)
Tax sharing agreement with related parties	—	—	2,076	—	2,076
Net income	—	—	—	18,472	18,472
Balance as of May 1, 2022	420,606	$4,206	$2,046,707	$(1,992,303)	$58,610

	13 Weeks Ended May 2, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 31, 2021	415,046	$4,150	$1,930,804	$(1,936,958)	$(2,004)
Share-based compensation expense	—	—	23,106	—	23,106
Vesting of share-based compensation awards	349	4	(4)	—	—
Tax sharing agreement with related parties	—	—	9,201	—	9,201
Net income	—	—	—	38,719	38,719
Balance as of May 2, 2021	415,395	$4,154	$1,963,107	$(1,898,239)	$69,022

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	May 1, 2022	May 2, 2021
Cash flows from operating activities
Net income	$18,472	$38,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,340	11,426
Share-based compensation expense	25,794	23,106
Non-cash lease expense	9,109	8,365
Other	234	87
Net change in operating assets and liabilities:
Accounts receivable	(9,723)	(16,866)
Inventories	(37,770)	22,417
Prepaid expenses and other current assets	(14,248)	(27,653)
Other non-current assets	(1,469)	(1,874)
Trade accounts payable	73,678	26,158
Accrued expenses and other current liabilities	2,881	20,535
Operating lease liabilities	(5,338)	(5,223)
Other long-term liabilities	3,473	(831)
Net cash provided by operating activities	82,433	98,366
Cash flows from investing activities
Capital expenditures	(76,021)	(38,882)
Other	(1,400)	—
Net cash used in investing activities	(77,421)	(38,882)
Cash flows from financing activities
Payments for tax withholdings related to vesting of share-based compensation awards	(2,468)	—
(Payments for) proceeds from tax sharing agreement with related parties	(675)	14,968
Principal repayments of finance lease obligations	(187)	(272)
Net cash (used in) provided by financing activities	(3,330)	14,696
Net increase in cash and cash equivalents	1,682	74,180
Cash and cash equivalents, as of beginning of period	603,079	563,345
Cash and cash equivalents, as of end of period	$604,761	$637,525

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively “Chewy” or the “Company”) is a pure play e-commerce business geared toward pet products and services for dogs, cats, fish, birds, small pets, horses, and reptiles. Chewy serves its customers through its retail website, www.chewy.com, and its mobile applications and focuses on delivering exceptional customer service, competitive prices, outstanding convenience (including Chewy’s Autoship subscription program, fast shipping, and hassle-free returns), and a large selection of high-quality pet food, treats and supplies, and pet healthcare products.

The Company is controlled by a consortium including private investment funds advised by BC Partners and its affiliates, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP, and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”). The Company was controlled by PetSmart LLC (“PetSmart”), a wholly-owned subsidiary of the Sponsors through February 11, 2021.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended May 1, 2022 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2022 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 (“10-K Report”).

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2022 fiscal year ends on January 29, 2023 and is a 52-week year. The Company’s 2021 fiscal year ended January 30, 2022 and was a 52-week year.

Significant Accounting Policies

Other than policies noted herein, there have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the 10-K Report.

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	May 1, 2022	January 30, 2022
Outbound fulfillment	$409,550	$389,548
Advertising and marketing	86,809	86,285
Payroll liabilities	56,825	70,556
Accrued expenses and other	187,457	215,174
Total accrued expenses and other current liabilities	$740,641	$761,563

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

The following is a summary of cash and cash equivalents (in thousands):

	As of
	May 1, 2022	January 30, 2022
Cash	$452,814	$401,119
Level 1 securities:
Money market funds	72,000	67,000
Commercial paper	79,947	74,965
U.S. Treasury securities	—	59,995
Cash and cash equivalents	$604,761	$603,079

Stockholders’ Equity

Conversion of Class B Common Stock

On April 12, 2021, Argos Intermediate Holdco I Inc. (“Argos Holdco”), which is controlled by affiliates of BC Partners, converted 6,150,000 shares of the Company’s Class B common stock into Class A common stock and sold such Class A common stock.

3.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	May 1, 2022	January 30, 2022
Furniture, fixtures and equipment	$138,951	$132,727
Computer equipment	57,035	55,164
Internal-use software	103,936	95,302
Leasehold improvements	160,748	153,797
Construction in progress	113,961	85,043
	574,631	522,033
Less: accumulated depreciation and amortization	170,689	154,867
Property and equipment, net	$403,942	$367,166

Internal-use software includes labor and license costs associated with software development for internal use. As of May 1, 2022 and January 30, 2022, the Company had accumulated amortization related to internal-use software of $39.5 million and $35.1 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended May 1, 2022 and May 2, 2021, the Company recorded depreciation expense on property and equipment of $12.1 million, and $8.6 million, respectively, and amortization expense related to internal-use software costs of $4.4 million, and $2.8 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaratory judgment action in the United States District Court for the Southern District of New York (the “District Court”) against IBM seeking the District Court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, alleging that the Company is infringing the four patents by operation of the Chewy.com website and mobile application, and seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The Company filed a motion to dismiss IBM’s claims against three of the asserted patents on May 14, 2021. In response, IBM filed an amended complaint on May 24, 2021 that included an additional assertion that the Company is infringing a fifth IBM patent. On October 8, 2021, the parties had a claim construction hearing and on November 9, 2021, the claim construction rulings resulted in one of the five patents being eliminated from the case. The parties filed their motions for summary judgment which were fully briefed on February 24, 2022. A pre-trial conference was held on March 25, 2022, where the judge heard oral arguments on the motions for summary judgment. On April 11, 2022, the District Court granted the Company’s motions for summary judgment that the Company did not infringe three of the patents and that the fourth patent is invalid. On April 29, 2022, IBM filed a notice of appeal in the United States Court of Appeals for the Federal Circuit to appeal the District Court’s judgment. The Company continues to deny the allegations of any infringement and intends to vigorously defend itself in this matter.

5.    Debt
ABL Credit Facility

The Company has a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which matures in August 2026 and provides for non-amortizing revolving loans in an aggregate principal amount of up to $500 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $300 million, subject to customary conditions. The Company is required to pay a commitment fee of 0.25% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of May 1, 2022, which is reduced by standby letters of credit, the Company had $450.3 million of borrowing capacity under the ABL Credit Facility. As of May 1, 2022, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of May 1, 2022 and January 30, 2022 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	May 1, 2022	January 30, 2022
Assets
Operating	Operating lease right-of-use assets	$371,925	$372,693
Total operating lease assets		$371,925	$372,693
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$22,189	$24,225
Non-current
Operating	Operating lease liabilities	413,828	410,168
Total operating lease liabilities		$436,017	$434,393

For the thirteen weeks ended May 1, 2022 and May 2, 2021, assets acquired in exchange for new operating lease liabilities were $8.9 million and $46.0 million, respectively. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended May 1, 2022 and May 2, 2021 was $21.3 million and $19.0 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $18.6 million and $15.3 million for the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.

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

Service and Performance-Based Awards

The Company granted restricted stock units which vested upon satisfaction of both service-based vesting conditions and company performance-based vesting conditions (“PRSUs”), subject to the employee’s continued employment with the Company through the applicable vesting date. The Company recorded share-based compensation expense for PRSUs over the requisite service period and accounted for forfeitures as they occur.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirteen weeks ended May 1, 2022 (in thousands, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 30, 2022	6,573	$36.16
Granted	86	$43.59
Vested	(136)	$28.99
Forfeited	(113)	$37.87
Unvested and outstanding as of May 1, 2022	6,410	$36.38

The total fair value of PRSUs that vested during the thirteen weeks ended May 1, 2022 was $5.7 million. As of May 1, 2022, total unrecognized compensation expense related to unvested PRSUs was $19.3 million and is expected to be recognized over a weighted-average expected performance period of 1.4 years.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of the Company’s Class A common stock on the date of grant.

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirteen weeks ended May 1, 2022 (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 30, 2022	3,207	$68.96
Granted	5,824	$43.59
Vested	(417)	$76.66
Forfeited	(256)	$64.14
Unvested and outstanding as of May 1, 2022	8,358	$51.04

The total fair value of RSUs that vested during the thirteen weeks ended May 1, 2022 was $18.8 million. As of May 1, 2022, total unrecognized compensation expense related to unvested RSUs was $392.0 million and is expected to be recognized over a weighted-average expected performance period of 3.3 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of May 1, 2022, there were 0.8 million additional shares of Class A common stock reserved for future issuance under the 2019 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended
	May 1, 2022	May 2, 2021
PRSUs	$4,639	$14,112
RSUs	21,155	8,994
Total share-based compensation expense	$25,794	$23,106

8.    Income Taxes
Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared based on Chewy’s separate return method. The Company’s losses and tax attributes were previously included in PetSmart’s consolidated tax return activity at the U.S. federal level and any applicable state and local level.

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen weeks ended May 1, 2022, and May 2, 2021. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

Concurrent with its initial public offering during the fiscal year ended February 2, 2020, the Company, PetSmart, and Argos Holdco entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company, PetSmart, and Argos Holdco with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests and other tax matters regarding U.S. federal, state, and local income taxes.

During the thirteen weeks ended May 2, 2021, the Company collected $15.0 million pursuant to the tax sharing agreement. Though the tax sharing agreement was effectively terminated with PetSmart upon tax deconsolidation for federal income taxes, future settlements will occur upon the filing of final tax returns. Additionally, the Company will continue to receive payments from Argos Holdco upon the filing of certain combined state tax returns for the fiscal year ended January 30, 2022 and thereafter. As of May 1, 2022, the Company had a receivable related to the tax sharing agreement of $2.3 million, which is expected to be collected during the fiscal year ended January 29, 2023. As of January 30, 2022, the Company did not have an outstanding position related to the tax sharing agreement.

9.    Earnings per Share
Basic and diluted earnings per share attributable to common stockholders are presented using the two-class method required for participating securities. Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings for the periods presented are calculated as net income less distributed earnings. Undistributed earnings are allocated proportionally to common Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Basic and diluted earnings per share are calculated by dividing net income attributable to common stockholders by the weighted-average shares outstanding during the period.

The following table sets forth basic and diluted earnings per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	May 1, 2022	May 2, 2021
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$18,472	$38,719
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	420,406	415,248
Effect of dilutive stock-based awards	6,304	12,349
Diluted	426,710	427,597
Anti-dilutive stock-based awards excluded from diluted common shares	3,110	—
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.04	$0.09
Diluted	$0.04	$0.09

10.    Certain Relationships and Related Party Transactions

Certain of the Company’s healthcare operations are conducted through a wholly-owned subsidiary of PetSmart for which the Company and PetSmart entered into a services agreement which provides for the payment of a management fee due from PetSmart. The Company recognized $1.3 million and $10.6 million within net sales in the condensed consolidated statements of operations for the services provided during the thirteen weeks ended May 1, 2022 and May 2, 2021, respectively.

As of May 1, 2022 and January 30, 2022, the Company had a net receivable from PetSmart of $3.1 million and $2.5 million, respectively, which was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

PetSmart Guarantees

PetSmart previously provided a guarantee of payment with respect to certain equipment and other leases that the Company entered into and served as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s suppliers. As of May 1, 2022, all such guarantees had been released, with the exception of guarantees pertaining to one of the Company’s lease agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2022 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and services, as well as the around-the-clock convenience, that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products and expanded menu of service offerings, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and partners and continually develop innovative ways for our customers to engage with us. We partner with more than 3,000 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our website and mobile applications, we offer our customers more than 100,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

COVID-19

The COVID-19 pandemic has been a disruptive economic and societal event that has affected our business and consumer shopping behavior. As this crisis unfolded, we monitored conditions closely and adapted aspects of our logistics, transportation, supply chain and purchasing processes accordingly to meet federal, state, and local standards and to ensure the safety and well-being of our team members, while continuing to meet the needs of our rapidly growing community of pets and pet parents. We continue to monitor the impact of the COVID-19 pandemic and adapt our business accordingly. As reflected in the discussion below, we saw customers shift more of their total shopping spend to online channels during the peak of the COVID-19 outbreak, which has led to increased sales and order activity for our business.

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

While conditions do appear to be improving as vaccination levels rise and state and local economies have, for the most part, re-opened, the positive or negative impacts that the COVID-19 outbreak will ultimately have on our business remain difficult to predict, particularly as vaccine efforts face challenges and new variants of the virus continue to emerge. We are still unable to predict the duration of the COVID-19 pandemic and its ultimate impact on the broader economy or our operations and liquidity. As such, risks and uncertainties regarding COVID-19 remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” in this 10-Q Report and in the section titled “Risk Factors” in Item 1A of Form 10-K for the fiscal year ended January 30, 2022.

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2022 fiscal year ends on January 29, 2023 and is a 52-week year. Our 2021 fiscal year ended January 30, 2022 and was a 52-week year.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	13 Weeks Ended
(in thousands, except net sales per active customer and percentages)	May 1, 2022	May 2, 2021	% Change
Financial and Operating Data
Net sales	$2,428,327	$2,135,178	13.7%
Net income (1)	$18,472	$38,719	(52.3)%
Net margin	0.8%	1.8%
Adjusted EBITDA(2)	$60,516	$77,354	(21.8)%
Adjusted EBITDA margin(2)	2.5%	3.6%
Net cash provided by operating activities	$82,433	$98,366	(16.2)%
Free cash flow(2)	$6,412	$59,484	(89.2)%
Active customers	20,601	19,765	4.2%
Net sales per active customer	$446	$388	14.9%
Autoship customer sales	$1,753,681	$1,480,240	18.5%
Autoship customer sales as a percentage of net sales	72.2%	69.3%
(1) Includes share-based compensation expense, including related taxes, of $27.2 million for the thirteen weeks ended May 1, 2022, compared to $24.8 million for the thirteen weeks ended May 2, 2021.
(2) Adjusted EBITDA, adjusted EBITDA margin and free cash flow are non-GAAP financial measures.

We define net margin as net income divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

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

We have included adjusted EBITDA and adjusted EBITDA margin in this 10-Q Report because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and adjusted EBITDA margin facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable charges. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and share-based compensation expense from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision; interest income (expense), net; transaction related costs; and litigation matters and other items which are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended
Reconciliation of Net Income to Adjusted EBITDA	May 1, 2022	May 2, 2021
Net income	$18,472	$38,719
Add:
Depreciation and amortization	17,340	11,426
Share-based compensation expense and related taxes	27,194	24,772
Interest expense, net	344	402
Transaction related costs	1,158	831
Other	(3,992)	1,204
Adjusted EBITDA	$60,516	$77,354
Net sales	$2,428,327	$2,135,178
Net margin	0.8%	1.8%
Adjusted EBITDA margin	2.5%	3.6%

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

We have included free cash flow in this 10-Q Report because it is used by our management and board of directors as an important indicator of our liquidity as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

($ in thousands)	13 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	May 1, 2022	May 2, 2021
Net cash provided by operating activities	$82,433	$98,366
Deduct:
Capital expenditures	(76,021)	(38,882)
Free Cash Flow	$6,412	$59,484

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

	13 Weeks Ended
				% of net sales
($ in thousands)	May 1, 2022	May 2, 2021	% Change	May 1, 2022	May 2, 2021
Consolidated Statements of Operations
Net sales	$2,428,327	$2,135,178	13.7%	100.0%	100.0%
Cost of goods sold	1,760,507	1,545,402	13.9%	72.5%	72.4%
Gross profit	667,820	589,776	13.2%	27.5%	27.6%
Operating expenses:
Selling, general and administrative	504,283	406,220	24.1%	20.8%	19.0%
Advertising and marketing	144,721	144,435	0.2%	6.0%	6.8%
Total operating expenses	649,004	550,655	17.9%	26.7%	25.8%
Income from operations	18,816	39,121	(51.9)%	0.8%	1.8%
Interest expense, net	(344)	(402)	14.4%	—%	—%
Income before income tax provision	18,472	38,719	(52.3)%	0.8%	1.8%
Income tax provision	—	—	—%	—%	—%
Net income	$18,472	$38,719	(52.3)%	0.8%	1.8%

Thirteen Weeks Ended May 1, 2022 Compared to Thirteen Weeks Ended May 2, 2021

Net Sales

	13 Weeks Ended
($ in thousands)	May 1, 2022	May 2, 2021	$ Change	% Change
Consumables	$1,698,139	$1,455,013	$243,126	16.7%
Hardgoods	316,024	343,629	(27,605)	(8.0)%
Other	414,164	336,536	77,628	23.1%
Net sales	$2,428,327	$2,135,178	$293,149	13.7%

Net sales for the thirteen weeks ended May 1, 2022 increased by $293.1 million, or 13.7%, to $2.4 billion compared to $2.1 billion for the thirteen weeks ended May 2, 2021. This increase was primarily due to increased spending per customer and active customer base. Net sales per active customer increased $58, or 14.9%, in the thirteen weeks ended May 1, 2022 compared to the thirteen weeks ended May 2, 2021, driven by ongoing catalog expansion and growth across our consumables, healthcare, and specialty businesses. In addition, our active customer base increased by 0.8 million, or 4.2% year-over-year.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended May 1, 2022 increased by $215.1 million, or 13.9%, to $1.8 billion compared to $1.5 billion in the thirteen weeks ended May 2, 2021. This increase was primarily due to a 8.9% increase in orders shipped, as well as an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was consistent with the increase in net sales on a percentage basis, resulting from a change in mix of sales as consumables and healthcare businesses continue to grow faster than the overall business.

Gross profit for the thirteen weeks ended May 1, 2022 increased by $78.0 million, or 13.2%, to $667.8 million compared to $589.8 million in the thirteen weeks ended May 2, 2021. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended May 1, 2022 remained virtually flat as compared to the thirteen weeks ended May 2, 2021, as surgical price increases in a subset of the catalog helped offset higher product and transportation costs that materialized starting in the second half of 2021.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended May 1, 2022 increased by $98.1 million, or 24.1%, to $504.3 million compared to $406.2 million in the thirteen weeks ended May 2, 2021. This increase was primarily due to an increase of $46.5 million in fulfillment costs largely attributable to increased investments to support the overall growth of our business, including the costs associated with opening and operating fulfillment centers in Belton, Missouri and Lewisberry, Pennsylvania, opening and operating healthcare fulfillment centers in Pittston, Pennsylvania and Louisville, Kentucky, growth in fulfillment and customer service headcount, as well as expanded investments in wages and benefits and higher recruiting costs for fulfillment and customer service team members. Facilities expenses and other general and administrative expenses increased by $48.9 million, primarily due to the opening of new corporate offices in Seattle, Washington, increased headcount as a result of business growth, and expenses related to ongoing IT initiatives to support our customers and team members including the continued migration to cloud-based IT systems. The increase also included a $2.7 million increase in non-cash share-based compensation expense.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended May 1, 2022 increased by $0.3 million, or 0.2%, to $144.7 million compared to $144.4 million in the thirteen weeks ended May 2, 2021. Our marketing efforts and investments led to the addition of 0.8 million active customers since May 2, 2021.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations and equity offerings. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $604.8 million as of May 1, 2022, an increase of $1.7 million from January 30, 2022.

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

Cash Flows

	13 Weeks Ended
($ in thousands)	May 1, 2022	May 2, 2021
Net cash provided by operating activities	$82,433	$98,366
Net cash used in investing activities	$(77,421)	$(38,882)
Net cash (used in) provided by financing activities	$(3,330)	$14,696

Operating Activities

Net cash provided by operating activities was $82.4 million for the thirteen weeks ended May 1, 2022, which primarily consisted of $18.5 million of net income, non-cash adjustments such as depreciation and amortization expense of $17.3 million and share-based compensation expense of $25.8 million, and a cash increase of $14.8 million from working capital. Cash increases from working capital were primarily driven by an increase in payables, partially offset by an increase in inventories, other current assets, and receivables.

Net cash provided by operating activities was $98.4 million for the thirteen weeks ended May 2, 2021, which primarily consisted of $38.7 million of net income, non-cash adjustments such as depreciation and amortization expense of $11.4 million and share-based compensation expense of $23.1 million, and a cash increase of $24.6 million from working capital. Cash increases from working capital were primarily driven by a decrease in inventories, an increase in payables, as well as an increase in other current liabilities, partially offset by an increase in receivables and other current assets.

Investing Activities

Net cash used in investing activities was $77.4 million for the thirteen weeks ended May 1, 2022, primarily consisting of capital expenditures related to the launch of new fulfillment centers and additional investments in IT hardware and software.

Net cash used in investing activities was $38.9 million for the thirteen weeks ended May 2, 2021, primarily consisting of capital expenditures related to the launch of new fulfillment centers and additional investments in IT hardware and software.

Financing Activities

Net cash used in financing activities was $3.3 million for the thirteen weeks ended May 1, 2022 and consisted of $2.5 million for payments of tax withholdings related to vesting of share-based compensation awards, payments pursuant to the tax sharing agreement with related parties, and principal repayments of finance lease obligations.

Net cash provided by financing activities was $14.7 million for the thirteen weeks ended May 2, 2021, and consisted of $15.0 million received pursuant to the tax sharing agreement with related parties, partially offset by principal payments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a five-year senior secured asset-backed credit facility (the “ABL Credit Facility”) which matures in August 2026. and provides for non-amortizing revolving loans in the aggregate principal amount of up to $500 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities to $300 million, subject to customary conditions. We are required to pay a 0.25% commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of May 1, 2022, which is reduced by standby letters of credit, we had $450.3 million of borrowing capacity under the ABL Credit Facility. As of May 1, 2022, we had no outstanding borrowings under the ABL Credit Facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 1, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended May 1, 2022. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of remote working on our internal controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.

Item 6. Exhibits

Exhibit No.	Exhibit Description
10.1	*Form of Performance-Based Restricted Stock Unit Agreement
10.2	*Form of Restricted Stock Unit Agreement
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

CHEWY, INC.

Date:	June 1, 2022	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)