Form 10-Q
period 2022-07-31
Chewy, Inc.
filed 2022-08-30
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-38936
CHEWY, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-1020167
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7700 West Sunrise Boulevard, Plantation, Florida	33322
(Address of principal executive offices)	(Zip Code)
(786) 320-7111
(Registrant’s telephone number, including area code)
1855 Griffin Road, Suite B-428, Dania Beach, Florida 33004
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of August 23, 2022
Class A Common Stock, $0.01 par value per share	111,527,385
Class B Common Stock, $0.01 par value per share	311,188,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended July 31, 2022

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning our ability to:
•successfully manage risks related to coronavirus (“COVID-19”), including any adverse impacts on our supply chain, workforce, facilities, customer services and operations;
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
•strengthen our current supplier relationships, retain key suppliers and source additional suppliers;
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
You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current assumptions, expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 30, 2022, our subsequent quarterly report, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	July 31, 2022	January 30, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$606,800	$603,079
Accounts receivable	143,805	123,510
Inventories	707,921	560,430
Prepaid expenses and other current assets	46,902	36,513
Total current assets	1,505,428	1,323,532
Property and equipment, net	431,554	367,166
Operating lease right-of-use assets	411,231	372,693
Other non-current assets	20,300	22,890
Total assets	$2,368,513	$2,086,281
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,049,390	$883,316
Accrued expenses and other current liabilities	728,916	761,563
Total current liabilities	1,778,306	1,644,879
Operating lease liabilities	456,701	410,168
Other long-term liabilities	16,115	16,498
Total liabilities	2,251,122	2,071,545
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of July 31, 2022 and January 30, 2022	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 111,458,932 and 108,918,032 shares issued and outstanding as of July 31, 2022 and January 30, 2022, respectively	1,114	1,089
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 shares issued and outstanding as of July 31, 2022 and January 30, 2022	3,112	3,112
Additional paid-in capital	2,083,123	2,021,310
Accumulated deficit	(1,969,958)	(2,010,775)
Total stockholders’ equity	117,391	14,736
Total liabilities and stockholders’ equity	$2,368,513	$2,086,281
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net sales	$2,431,011	$2,155,036	$4,859,338	$4,290,214
Cost of goods sold	1,748,214	1,561,582	3,508,721	3,106,984
Gross profit	682,797	593,454	1,350,617	1,183,230
Operating expenses:
Selling, general and administrative	516,983	437,672	1,021,266	843,892
Advertising and marketing	144,159	171,968	288,880	316,403
Total operating expenses	661,142	609,640	1,310,146	1,160,295
Income (loss) from operations	21,655	(16,186)	40,471	22,935
Interest income (expense), net	690	(500)	346	(902)
Income (loss) before income tax provision	22,345	(16,686)	40,817	22,033
Income tax provision	—	—	—	—
Net income (loss)	$22,345	$(16,686)	$40,817	$22,033

Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.05	$(0.04)	$0.10	$0.05
Diluted	$0.05	$(0.04)	$0.10	$0.05
Weighted-average common shares used in computing earnings per share:
Basic	421,690	416,665	421,048	415,957
Diluted	426,833	416,665	426,772	427,458

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	13 Weeks Ended July 31, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of May 1, 2022	420,606	$4,206	$2,046,707	$(1,992,303)	$58,610
Share-based compensation expense	—	—	38,377	—	38,377
Vesting of share-based compensation awards	1,948	19	(19)	—	—
Distribution to parent	93	1	(1)	—	—
Tax withholdings for share-based compensation awards	—	—	(4)	—	(4)
Tax sharing agreement with related parties	—	—	(1,937)	—	(1,937)
Net income	—	—	—	22,345	22,345
Balance as of July 31, 2022	422,647	$4,226	$2,083,123	$(1,969,958)	$117,391

	13 Weeks Ended August 1, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of May 2, 2021	415,395	$4,154	$1,963,107	$(1,898,239)	$69,022
Share-based compensation expense	—	—	21,778	—	21,778
Vesting of share-based compensation awards	2,274	23	(23)	—	—
Distribution to parent	93	1	(1)	—	—
Tax sharing agreement with related parties	—	—	939	—	939
Net loss	—	—	—	(16,686)	(16,686)
Balance as of August 1, 2021	417,762	$4,178	$1,985,800	$(1,914,925)	$75,053

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	26 Weeks Ended July 31, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 30, 2022	420,106	$4,201	$2,021,310	$(2,010,775)	$14,736
Share-based compensation expense	—	—	64,171	—	64,171
Vesting of share-based compensation awards	2,501	25	(25)	—	—
Tax withholdings for share-based compensation awards	(53)	(1)	(2,471)	—	(2,472)
Distribution to parent	93	1	(1)	—	—
Tax sharing agreement with related parties	—	—	139	—	139
Net income	—	—	—	40,817	40,817
Balance as of July 31, 2022	422,647	$4,226	$2,083,123	$(1,969,958)	$117,391

	26 Weeks Ended August 1, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 31, 2021	415,046	$4,150	$1,930,804	$(1,936,958)	$(2,004)
Share-based compensation expense	—	—	44,884	—	44,884
Vesting of share-based compensation awards	2,623	27	(27)	—	—
Distribution to parent	93	1	(1)	—	—
Tax sharing agreement with related parties	—	—	10,140	—	10,140
Net income	—	—	—	22,033	22,033
Balance as of August 1, 2021	417,762	$4,178	$1,985,800	$(1,914,925)	$75,053

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	July 31, 2022	August 1, 2021
Cash flows from operating activities
Net income	$40,817	$22,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,678	24,117
Share-based compensation expense	64,171	44,884
Non-cash lease expense	19,203	16,399
Other	604	179
Net change in operating assets and liabilities:
Accounts receivable	(20,295)	(12,734)
Inventories	(147,491)	7,326
Prepaid expenses and other current assets	(13,861)	(31,695)
Other non-current assets	2,067	(3,324)
Trade accounts payable	166,074	50,656
Accrued expenses and other current liabilities	(7,343)	78,233
Operating lease liabilities	(9,592)	(10,562)
Other long-term liabilities	(427)	(2,061)
Net cash provided by operating activities	131,605	183,451
Cash flows from investing activities
Capital expenditures	(124,212)	(63,714)
Other	(1,400)	—
Net cash used in investing activities	(125,612)	(63,714)
Cash flows from financing activities
Payments for tax withholdings related to vesting of share-based compensation awards	(2,472)	—
Proceeds from tax sharing agreement with related parties	533	42,405
Principal repayments of finance lease obligations	(333)	(490)
Net cash (used in) provided by financing activities	(2,272)	41,915
Net increase in cash and cash equivalents	3,721	161,652
Cash and cash equivalents, as of beginning of period	603,079	563,345
Cash and cash equivalents, as of end of period	$606,800	$724,997

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

The Company is transitioning corporate functions from Dania Beach, Florida to Plantation, Florida, which will serve as the new co-headquarters beginning August 22, 2022.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended July 31, 2022 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	July 31, 2022	January 30, 2022
Outbound fulfillment	$378,958	$389,548
Advertising and marketing	84,333	86,285
Payroll liabilities	72,150	70,556
Accrued expenses and other	193,475	215,174
Total accrued expenses and other current liabilities	$728,916	$761,563

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

The following is a summary of cash and cash equivalents (in thousands):

	As of
	July 31, 2022	January 30, 2022
Cash	$414,839	$401,119
Level 1 securities:
Money market funds	127,000	67,000
Commercial paper	64,961	74,965
U.S. Treasury securities	—	59,995
Cash and cash equivalents	$606,800	$603,079

Stockholders’ Equity

Conversion of Class B Common Stock

On April 12, 2021, Argos Intermediate Holdco I Inc. (“Argos Holdco”), which is controlled by affiliates of BC Partners, converted 6,150,000 shares of the Company’s Class B common stock into Class A common stock and sold such Class A common stock.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued this Accounting Standards Update (“ASU”) to clarify the guidance when measuring the fair value of an equity security subject to contractual sale restrictions that prohibit the sale of an equity security. This update is effective at the beginning of the Company’s 2024 fiscal year, with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

3.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	July 31, 2022	January 30, 2022
Furniture, fixtures and equipment	$197,069	$132,727
Computer equipment	60,740	55,164
Internal-use software	112,316	95,302
Leasehold improvements	163,742	153,797
Construction in progress	86,391	85,043
	620,258	522,033
Less: accumulated depreciation and amortization	188,704	154,867
Property and equipment, net	$431,554	$367,166

Internal-use software includes labor and license costs associated with software development for internal use. As of July 31, 2022 and January 30, 2022, the Company had accumulated amortization related to internal-use software of $44.0 million and $35.1 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended July 31, 2022 and August 1, 2021, the Company recorded depreciation expense on property and equipment of $13.9 million, and $9.4 million, respectively, and amortization expense related to internal-use software costs of $5.5 million, and $3.3 million, respectively. For the twenty-six weeks ended July 31, 2022 and August 1, 2021, the Company recorded depreciation expense on property and equipment of $26.0 million, and $18.0 million, respectively, and amortization expense related to internal-use software costs of $9.9 million, and $6.1 million, respectively.The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaratory judgment action in the United States District Court for the Southern District of New York (the “District Court”) against IBM seeking the District Court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, alleging that the Company is infringing the four patents by operation of the Chewy.com website and mobile application, and seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The Company filed a motion to dismiss IBM’s claims against three of the asserted patents on May 14, 2021. In response, IBM filed an amended complaint on May 24, 2021 that included an additional assertion that the Company is infringing a fifth IBM patent. On October 8, 2021, the parties had a claim construction hearing and on November 9, 2021, the claim construction rulings resulted in one of the five patents being eliminated from the case. The parties filed their motions for summary judgment which were fully briefed on February 24, 2022. A pre-trial conference was held on March 25, 2022, where the judge heard oral arguments on the motions for summary judgment. On April 11, 2022, the District Court granted the Company’s motions for summary judgment that the Company did not infringe three of the patents and that the fourth patent is invalid. On April 29, 2022, IBM filed a notice of appeal in the United States Court of Appeals for the Federal Circuit to appeal the District Court’s judgment and filed its appellate brief on August 18, 2022. The Company continues to deny the allegations of any infringement and intends to vigorously defend itself in this matter.

5.    Debt
ABL Credit Facility

The Company has a five-year senior secured asset-based credit facility (the “ABL Credit Facility”) which matures in August 2026 and provides for non-amortizing revolving loans in an aggregate principal amount of up to $500 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $300 million, subject to customary conditions. The Company is required to pay a commitment fee of 0.25% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of July 31, 2022, which is reduced by standby letters of credit, the Company had $449.9 million of borrowing capacity under the ABL Credit Facility. As of July 31, 2022, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of July 31, 2022 and January 30, 2022 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	July 31, 2022	January 30, 2022
Assets
Operating	Operating lease right-of-use assets	$411,231	$372,693
Total operating lease assets		$411,231	$372,693
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$22,841	$24,225
Non-current
Operating	Operating lease liabilities	456,701	410,168
Total operating lease liabilities		$479,542	$434,393

For the twenty-six weeks ended July 31, 2022 and August 1, 2021, assets acquired in exchange for new operating lease liabilities were $57.1 million and $50.1 million, respectively. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended July 31, 2022 and August 1, 2021 was $23.3 million and $19.6 million, respectively. Lease expense for the twenty-six weeks ended July 31, 2022 and August 1, 2021 was $44.6 million and $38.6 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $38.2 million and $32.0 million for the twenty-six weeks ended July 31, 2022 and August 1, 2021, respectively.

7.    Share-Based Compensation

2022 Omnibus Incentive Plan

In July 2022, the Company’s stockholders approved the Chewy, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) replacing the Chewy, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2022 Plan became effective on July 14, 2022 and allows for the issuance of up to 40.0 million shares of Class A common stock and 1.0 million shares for new grants rolled over from the 2019 Plan. No awards may be granted under the 2022 Plan after July 2032. The 2022 Plan provides for the grants of: (i) options, including incentive stock options and non-qualified stock options, (ii) restricted stock units, (iii) other share-based awards, including share appreciation rights, phantom stock, restricted shares, performance shares, deferred share units, and share-denominated performance units, (iv) cash awards, (v) substitute awards, and (vi) dividend equivalents (collectively the “awards”). The awards may be granted to (i) the Company’s employees, consultants, and non-employee directors, (ii) employees of the Company’s affiliates and subsidiaries, and (iii) consultants of the Company’s subsidiaries.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the twenty-six weeks ended July 31, 2022 (in thousands, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 30, 2022	6,573	$36.16
Granted	86	$43.59
Vested	(2,080)	$36.24
Forfeited	(218)	$36.73
Unvested and outstanding as of July 31, 2022	4,361	$36.24

The total fair value of PRSUs that vested during the twenty-six weeks ended July 31, 2022 was $58.5 million. As of July 31, 2022, total unrecognized compensation expense related to unvested PRSUs was $13.2 million and is expected to be recognized over a weighted-average expected performance period of 1.2 years.

During the twenty-six weeks ended July 31, 2022 and August 1, 2021, vesting occurred for 93,309 PRSUs, respectively, previously granted to an employee of PetSmart. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the twenty-six weeks ended July 31, 2022 (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 30, 2022	3,207	$68.96
Granted	7,487	$42.79
Vested	(516)	$73.90
Forfeited	(883)	$55.01
Unvested and outstanding as of July 31, 2022	9,295	$48.93

The total fair value of RSUs that vested during the twenty-six weeks ended July 31, 2022 was $22.3 million. As of July 31, 2022, total unrecognized compensation expense related to unvested RSUs was $391.5 million and is expected to be recognized over a weighted-average expected performance period of 3.1 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of July 31, 2022, there were 39.9 million additional shares of Class A common stock reserved for future issuance under the 2022 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
PRSUs	$3,559	$10,037	$8,198	$24,149
RSUs	34,818	11,741	55,973	20,735
Total share-based compensation expense	$38,377	$21,778	$64,171	$44,884

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

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and twenty-six weeks ended July 31, 2022, and August 1, 2021. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

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

During the twenty-six weeks ended July 31, 2022, and August 1, 2021, the Company collected $0.5 million and $42.4 million, respectively, pursuant to the tax sharing agreement. The tax sharing agreement was effectively terminated for federal income taxes upon tax deconsolidation with PetSmart, however, there may be future settlements upon final adjustment to the consolidated federal tax returns. The tax sharing agreement remains in effect for certain states in which the Company continues to file with Argos Holdco.

9.    Earnings (Loss) per Share
Basic and diluted earnings (loss) per share attributable to common stockholders are presented using the two-class method required for participating securities. Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings for the periods presented are calculated as net income (loss) less distributed earnings. Undistributed earnings are allocated proportionally to common Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period.

The following table sets forth basic and diluted earnings (loss) per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Basic and diluted earnings (loss) per share
Numerator
Earnings (loss) attributable to common Class A and Class B stockholders	$22,345	$(16,686)	$40,817	$22,033
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	421,690	416,665	421,048	415,957
Effect of dilutive stock-based awards	5,143	—	5,724	11,501
Diluted	426,833	416,665	426,772	427,458
Anti-dilutive stock-based awards excluded from diluted common shares	7,388	11,913	4,528	66
Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.05	$(0.04)	$0.10	$0.05
Diluted	$0.05	$(0.04)	$0.10	$0.05

10.    Certain Relationships and Related Party Transactions

Certain of the Company’s healthcare operations are conducted through a wholly-owned subsidiary of PetSmart for which the Company and PetSmart entered into a services agreement which provides for the payment of a management fee due from PetSmart. The Company recognized $1.8 million and $3.1 million during the thirteen and twenty-six weeks ended July 31, 2022, respectively, within net sales in the condensed consolidated statements of operations for the services provided compared to $9.1 million and $19.7 million during the thirteen and twenty-six weeks ended August 1, 2021, respectively.

As of July 31, 2022, the Company had a net payable to PetSmart of $1.0 million, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. As of January 30, 2022, the Company had a net receivable from PetSmart of $2.5 million, which was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

PetSmart Guarantees

PetSmart previously provided a guarantee of payment with respect to certain equipment and other leases that the Company entered into and served as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s suppliers. As of July 31, 2022, all such guarantees had been released, with the exception of guarantees pertaining to one of the Company’s lease agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2022 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.
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

	13 Weeks Ended			26 Weeks Ended
(in thousands, except net sales per active customer and percentages)	July 31, 2022	August 1, 2021	% Change	July 31, 2022	August 1, 2021	% Change
Financial and Operating Data
Net sales	$2,431,011	$2,155,036	12.8%	$4,859,338	$4,290,214	13.3%
Net income (loss)(1)	$22,345	$(16,686)	233.9%	$40,817	$22,033	85.3%
Net margin	0.9%	(0.8)%		0.8%	0.5%
Adjusted EBITDA(2)	$83,055	$23,272	256.9%	$143,571	$100,626	42.7%
Adjusted EBITDA margin(2)	3.4%	1.1%		3.0%	2.3%
Net cash provided by operating activities	$49,172	$85,085	(42.2)%	$131,605	$183,451	(28.3)%
Free cash flow(2)	$981	$60,253	(98.4)%	$7,393	$119,737	(93.8)%
Active customers	20,490	20,077	2.1%	20,490	$20,077	2.1%
Net sales per active customer	$462	$404	14.4%	$462	$404	14.4%
Autoship customer sales	$1,776,583	$1,513,944	17.3%	$3,530,264	$2,994,184	17.9%
Autoship customer sales as a percentage of net sales	73.1%	70.3%		72.6%	69.8%
(1) Includes share-based compensation expense, including related taxes, of $39.7 million and $66.9 million for the thirteen and twenty-six weeks ended July 31, 2022, respectively, compared to $25.6 million and $50.4 million for the thirteen and twenty-six weeks ended August 1, 2021, respectively.

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

The following table presents a reconciliation of net income (loss) to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated.

($ in thousands, except percentages)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net income (loss)	$22,345	$(16,686)	$40,817	$22,033
Add:
Depreciation and amortization	20,338	12,691	37,678	24,117
Share-based compensation expense and related taxes	39,739	25,589	66,933	50,361
Interest (income) expense, net	(690)	500	(346)	902
Transaction related costs	237	140	1,395	971
Other	1,086	1,038	(2,906)	2,242
Adjusted EBITDA	$83,055	$23,272	$143,571	$100,626
Net sales	$2,431,011	$2,155,036	$4,859,338	$4,290,214
Net margin	0.9%	(0.8)%	0.8%	0.5%
Adjusted EBITDA margin	3.4%	1.1%	3.0%	2.3%

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

($ in thousands)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Net cash provided by operating activities	$49,172	$85,085	$131,605	$183,451
Deduct:
Capital expenditures	(48,191)	(24,832)	(124,212)	(63,714)
Free Cash Flow	$981	$60,253	$7,393	$119,737

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

	13 Weeks Ended					26 Weeks Ended
				% of net sales					% of net sales
($ in thousands)	July 31, 2022	August 1, 2021	% Change	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021	% Change	July 31, 2022	August 1, 2021
Consolidated Statements of Operations
Net sales	$2,431,011	$2,155,036	12.8%	100.0%	100.0%	$4,859,338	$4,290,214	13.3%	100.0%	100.0%
Cost of goods sold	1,748,214	1,561,582	12.0%	71.9%	72.5%	3,508,721	3,106,984	12.9%	72.2%	72.4%
Gross profit	682,797	593,454	15.1%	28.1%	27.5%	1,350,617	1,183,230	14.1%	27.8%	27.6%
Operating expenses:
Selling, general and administrative	516,983	437,672	18.1%	21.3%	20.3%	1,021,266	843,892	21.0%	21.0%	19.7%
Advertising and marketing	144,159	171,968	(16.2)%	5.9%	8.0%	288,880	316,403	(8.7)%	5.9%	7.4%
Total operating expenses	661,142	609,640	8.4%	27.2%	28.3%	1,310,146	1,160,295	12.9%	27.0%	27.0%
Income (loss) from operations	21,655	(16,186)	233.8%	0.9%	(0.8)%	40,471	22,935	76.5%	0.8%	0.5%
Interest income (expense), net	690	(500)	238.0%	—%	—%	346	(902)	138.4%	—%	—%
Income (loss) before income tax provision	22,345	(16,686)	233.9%	0.9%	(0.8)%	40,817	22,033	85.3%	0.8%	0.5%
Income tax provision	—	—	—%	—%	—%	—	—	—%	—%	—%
Net income (loss)	$22,345	$(16,686)	233.9%	0.9%	(0.8)%	$40,817	$22,033	85.3%	0.8%	0.5%

Thirteen and Twenty-Six Weeks Ended July 31, 2022 Compared to Thirteen and Twenty-Six Weeks Ended August 1, 2021

Net Sales

	13 Weeks Ended				26 Weeks Ended
($ in thousands)	July 31, 2022	August 1, 2021	$ Change	% Change	July 31, 2022	August 1, 2021	$ Change	% Change
Consumables	$1,712,832	$1,483,954	$228,878	15.4%	$3,410,971	$2,938,967	$472,004	16.1%
Hardgoods	290,804	318,593	(27,789)	(8.7)%	606,828	662,222	(55,394)	(8.4)%
Other	427,375	352,489	74,886	21.2%	841,539	689,025	152,514	22.1%
Net sales	$2,431,011	$2,155,036	$275,975	12.8%	$4,859,338	$4,290,214	$569,124	13.3%

Net sales for the thirteen weeks ended July 31, 2022 increased by $276.0 million, or 12.8%, to $2.4 billion compared to $2.2 billion for the thirteen weeks ended August 1, 2021. This increase was primarily due to increases in spending per customer and our larger customer base. Net sales per active customer increased $58, or 14.4%, in the thirteen weeks ended July 31, 2022 compared to the thirteen weeks ended August 1, 2021, driven by growth across our consumables and healthcare businesses, partially offset by a decline in sales in discretionary products, mainly hardgoods. In addition, our active customer base increased by 0.4 million, or 2.1% year-over-year.

Net sales for the twenty-six weeks ended July 31, 2022 increased by $569.1 million, or 13.3%, to $4.9 billion compared to $4.3 billion for the twenty-six weeks ended August 1, 2021. This increase was primarily due to increases in spending per customer and our larger customer base. Net sales per active customer increased $58, or 14.4%, in the twenty-six weeks ended July 31, 2022 compared to the twenty-six weeks ended August 1, 2021, driven by growth across our consumables and healthcare businesses, partially offset by a decline in sales in discretionary products, mainly hardgoods. In addition, our active customer base increased by 0.4 million, or 2.1% year-over-year.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended July 31, 2022 increased by $186.6 million, or 12.0%, to $1.7 billion compared to $1.6 billion in the thirteen weeks ended August 1, 2021. This increase was primarily due to a 4.8% increase in orders shipped, as well as an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting pricing strength and favorable changes in our mix of sales.

Cost of goods sold for the twenty-six weeks ended July 31, 2022 increased by $401.7 million, or 12.9%, to $3.5 billion compared to $3.1 billion in the twenty-six weeks ended August 1, 2021. This increase was primarily due to a 6.8% increase in orders shipped and associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting pricing strength and favorable changes in our mix of sales.

Gross profit for the thirteen weeks ended July 31, 2022 increased by $89.3 million, or 15.1%, to $682.8 million compared to $593.5 million in the thirteen weeks ended August 1, 2021. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended July 31, 2022 increased by 60 basis points compared to the thirteen weeks ended August 1, 2021, primarily due to margin expansion across our consumables and healthcare businesses.

Gross profit for the twenty-six weeks ended July 31, 2022 increased by $167.4 million, or 14.1%, to $1.4 billion compared to $1.2 billion in the twenty-six weeks ended August 1, 2021. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the twenty-six weeks ended July 31, 2022 increased by 20 basis points compared to the twenty-six weeks ended August 1, 2021, primarily due to margin expansion across our consumables and healthcare businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended July 31, 2022 increased by $79.3 million, or 18.1%, to $517.0 million compared to $437.7 million in the thirteen weeks ended August 1, 2021. This was primarily due to an increase of $49.2 million in facilities expenses and other general and administrative expenses, principally due to increased headcount as a result of business growth and new initiatives, increases in software and cloud-based IT systems and charitable donations, as well as the opening of new corporate offices in Seattle, Washington. This also included an increase of $13.5 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the opening and operating of three fulfillment centers and two healthcare fulfillment centers and growth in fulfillment and customer service headcount. The increase also included a $16.6 million increase in non-cash share-based compensation expense.

Selling, general and administrative expenses for the twenty-six weeks ended July 31, 2022 increased by $177.4 million, or 21.0%, to $1.0 billion compared to $843.9 million in the twenty-six weeks ended August 1, 2021. This was primarily due to an increase of $98.1 million in facilities expenses and other general and administrative expenses, principally due to increased headcount as a result of business growth and new initiatives, increases in software and cloud-based IT systems and charitable donations, as well as the opening of new corporate offices in Seattle, Washington. This also included an increase of $60.0 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the opening and operating of four fulfillment centers and two healthcare fulfillment centers and growth in fulfillment and customer service headcount. The increase also included a $19.3 million increase in non-cash share-based compensation expense.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended July 31, 2022 decreased by $27.8 million, or 16.2%, to $144.2 million compared to $172.0 million in the thirteen weeks ended August 1, 2021. Increased measurement capabilities allowing for more efficient application of marketing spend and lower advertising input costs during the thirteen weeks ended July 31, 2022, led to a decrease in expenses. Our marketing efforts and investments led to an increase of 0.4 million active customers since August 1, 2021.

Advertising and marketing expenses for the twenty-six weeks ended July 31, 2022 decreased by $27.5 million, or 8.7%, to $288.9 million compared to $316.4 million in the twenty-six weeks ended August 1, 2021. Increased measurement capabilities allowing for more efficient application of marketing spend and lower advertising input costs during the twenty-six weeks ended July 31, 2022, led to a decrease in expenses. Our marketing efforts and investments led to an increase of 0.4 million active customers since August 1, 2021.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations and equity offerings. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $606.8 million as of July 31, 2022, an increase of $3.7 million from January 30, 2022.

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

Cash Flows

	26 Weeks Ended
($ in thousands)	July 31, 2022	August 1, 2021
Net cash provided by operating activities	$131,605	$183,451
Net cash used in investing activities	$(125,612)	$(63,714)
Net cash (used in) provided by financing activities	$(2,272)	$41,915

Operating Activities

Net cash provided by operating activities was $131.6 million for the twenty-six weeks ended July 31, 2022, which primarily consisted of $40.8 million of net income, non-cash adjustments such as depreciation and amortization expense of $37.7 million and share-based compensation expense of $64.2 million, and a cash decrease of $22.9 million from working capital. Cash decreases from working capital were primarily driven by an increase in inventories, receivables, and other current assets, as well as a decrease to other current liabilities, partially offset by an increase in payables.

Net cash provided by operating activities was $183.5 million for the twenty-six weeks ended August 1, 2021, which primarily consisted of $22.0 million of net income, non-cash adjustments such as depreciation and amortization expense of $24.1 million and share-based compensation expense of $44.9 million, and a cash increase of $91.8 million from working capital. Cash increases from working capital were primarily driven by an increase in other current liabilities and payables, as well as a decrease in inventories, partially offset by an increase in other current assets and receivables.

Investing Activities

Net cash used in investing activities was $125.6 million for the twenty-six weeks ended July 31, 2022, primarily consisting of capital expenditures related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Net cash used in investing activities was $63.7 million for the twenty-six weeks ended August 1, 2021, primarily consisting of capital expenditures related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Financing Activities

Net cash used in financing activities was $2.3 million for the twenty-six weeks ended July 31, 2022 and consisted of $2.5 million for payments of tax withholdings related to vesting of share-based compensation awards and principal repayments of finance lease obligations, partially offset by proceeds received pursuant to the tax sharing agreement with related parties.

Net cash provided by financing activities was $41.9 million for the twenty-six weeks ended August 1, 2021, and consisted of $42.4 million received pursuant to the tax sharing agreement with related parties, partially offset by principal payments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a five-year senior secured asset-based credit facility (the “ABL Credit Facility”) which matures in August 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $500 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities to $300 million, subject to customary conditions. We are required to pay a 0.25% commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of July 31, 2022, which is reduced by standby letters of credit, we had $449.9 million of borrowing capacity under the ABL Credit Facility. As of July 31, 2022, we had no outstanding borrowings under the ABL Credit Facility.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended July 31, 2022. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of remote working on our internal controls.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	*Chewy, Inc. 2022 Omnibus Incentive Plan	DEF 14A	001-38936	Filed as Appendix B	May 26, 2022
10.2	*Form of Director Restricted Stock Unit Agreement					X
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

CHEWY, INC.

Date:	August 30, 2022	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)