Form 10-Q
period 2022-10-30
Chewy, Inc.
filed 2022-12-08
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of December 1, 2022
Class A Common Stock, $0.01 par value per share	112,160,071
Class B Common Stock, $0.01 par value per share	311,188,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended October 30, 2022

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
You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current assumptions, expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 30, 2022, our subsequent quarterly reports, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	October 30, 2022	January 30, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$378,227	$603,079
Marketable securities	296,784	—
Accounts receivable	126,963	123,510
Inventories	679,149	560,430
Prepaid expenses and other current assets	39,433	36,513
Total current assets	1,520,556	1,323,532
Property and equipment, net	467,055	367,166
Operating lease right-of-use assets	437,926	372,693
Other non-current assets	65,626	22,890
Total assets	$2,491,163	$2,086,281
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$991,951	$883,316
Accrued expenses and other current liabilities	790,092	761,563
Total current liabilities	1,782,043	1,644,879
Operating lease liabilities	485,774	410,168
Other long-term liabilities	59,391	16,498
Total liabilities	2,327,208	2,071,545
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of October 30, 2022 and January 30, 2022	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 111,906,751 and 108,918,032 shares issued and outstanding as of October 30, 2022 and January 30, 2022, respectively	1,119	1,089
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 shares issued and outstanding as of October 30, 2022 and January 30, 2022	3,112	3,112
Additional paid-in capital	2,127,371	2,021,310
Accumulated deficit	(1,967,647)	(2,010,775)
Total stockholders’ equity	163,955	14,736
Total liabilities and stockholders’ equity	$2,491,163	$2,086,281
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net sales	$2,532,122	$2,212,161	$7,391,460	$6,502,375
Cost of goods sold	1,811,945	1,627,320	5,320,666	4,734,304
Gross profit	720,177	584,841	2,070,794	1,768,071
Operating expenses:
Selling, general and administrative	543,532	466,434	1,564,798	1,310,326
Advertising and marketing	177,079	150,335	465,959	466,738
Total operating expenses	720,611	616,769	2,030,757	1,777,064
Income (loss) from operations	(434)	(31,928)	40,037	(8,993)
Interest income (expense), net	2,745	(313)	3,091	(1,215)
Other income (expense), net	—	—	—	—
Income (loss) before income tax provision	2,311	(32,241)	43,128	(10,208)
Income tax provision	—	—	—	—
Net income (loss)	$2,311	$(32,241)	$43,128	$(10,208)

Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.01	$(0.08)	$0.10	$(0.02)
Diluted	$0.01	$(0.08)	$0.10	$(0.02)
Weighted-average common shares used in computing earnings per share:
Basic	422,898	417,847	421,665	416,587
Diluted	428,125	417,847	427,223	416,587

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	13 Weeks Ended October 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	422,647	$4,226	$2,083,123	$(1,969,958)	$117,391
Share-based compensation expense	—	—	45,530	—	45,530
Vesting of share-based compensation awards	448	5	(5)	—	—
Tax withholdings for share-based compensation awards	—	—	(3)	—	(3)
Tax sharing agreement with related parties	—	—	(1,274)	—	(1,274)
Net income	—	—	—	2,311	2,311
Balance as of October 30, 2022	423,095	$4,231	$2,127,371	$(1,967,647)	$163,955

	13 Weeks Ended October 31, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 1, 2021	417,762	$4,178	$1,985,800	$(1,914,925)	$75,053
Share-based compensation expense	—	—	18,804	—	18,804
Vesting of share-based compensation awards	153	1	(1)	—	—
Tax sharing agreement with related parties	—	—	4,404	—	4,404
Net loss	—	—	—	(32,241)	(32,241)
Balance as of October 31, 2021	417,915	$4,179	$2,009,007	$(1,947,166)	$66,020

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	39 Weeks Ended October 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 30, 2022	420,106	$4,201	$2,021,310	$(2,010,775)	$14,736
Share-based compensation expense	—	—	109,701	—	109,701
Vesting of share-based compensation awards	2,949	30	(30)	—	—
Tax withholdings for share-based compensation awards	(53)	(1)	(2,474)	—	(2,475)
Distribution to parent	93	1	(1)	—	—
Tax sharing agreement with related parties	—	—	(1,135)	—	(1,135)
Net income	—	—	—	43,128	43,128
Balance as of October 30, 2022	423,095	$4,231	$2,127,371	$(1,967,647)	$163,955

	39 Weeks Ended October 31, 2021
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 31, 2021	415,046	$4,150	$1,930,804	$(1,936,958)	$(2,004)
Share-based compensation expense	—	—	63,688	—	63,688
Vesting of share-based compensation awards	2,776	28	(28)	—	—
Distribution to parent	93	1	(1)	—	—
Tax sharing agreement with related parties	—	—	14,544	—	14,544
Net loss	—	—	—	(10,208)	(10,208)
Balance as of October 31, 2021	417,915	$4,179	$2,009,007	$(1,947,166)	$66,020

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	October 30, 2022	October 31, 2021
Cash flows from operating activities
Net income (loss)	$43,128	$(10,208)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,696	38,141
Share-based compensation expense	109,701	63,688
Non-cash lease expense	29,286	24,467
Other	840	434
Net change in operating assets and liabilities:
Accounts receivable	(3,453)	(28,014)
Inventories	(118,719)	(93,290)
Prepaid expenses and other current assets	(6,237)	(42,462)
Other non-current assets	(44,220)	(3,635)
Trade accounts payable	108,635	237,319
Accrued expenses and other current liabilities	42,306	88,010
Operating lease liabilities	(15,790)	(14,792)
Other long-term liabilities	42,847	(1,952)
Net cash provided by operating activities	249,020	257,706
Cash flows from investing activities
Capital expenditures	(171,841)	(135,714)
Purchases of marketable securities	(296,624)	—
Other	(1,400)	—
Net cash used in investing activities	(469,865)	(135,714)
Cash flows from financing activities
Payments for tax withholdings related to vesting of share-based compensation awards	(2,475)	—
(Payments for) proceeds from tax sharing agreement with related parties	(1,040)	43,714
Principal repayments of finance lease obligations	(492)	(692)
Payment of debt issuance costs	—	(1,440)
Net cash (used in) provided by financing activities	(4,007)	41,582
Net (decrease) increase in cash and cash equivalents	(224,852)	163,574
Cash and cash equivalents, as of beginning of period	603,079	563,345
Cash and cash equivalents, as of end of period	$378,227	$726,919

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

Petabyte Acquisition

On November 7, 2022, the Company completed its acquisition of all of the outstanding stock of Petabyte Technology Inc., a provider of cloud-based technology solutions to the veterinary sector, for an estimated purchase price of $43.4 million. This acquisition is expected to further strengthen the Company’s pet healthcare product and service offering.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification. In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended October 30, 2022 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2022 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	October 30, 2022	January 30, 2022
Outbound fulfillment	$379,821	$389,548
Advertising and marketing	126,336	86,285
Payroll liabilities	68,102	70,556
Accrued expenses and other	215,833	215,174
Total accrued expenses and other current liabilities	$790,092	$761,563

Investments

The Company generally invests its excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities, including U.S. Treasury securities, certificates of deposit, and commercial paper. Such investments are included in cash and cash equivalents or marketable securities on the accompanying condensed consolidated balance sheets and are classified based on original maturity. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents and considers all highly liquid investments with an original maturity greater than 90 days and less than one year to be marketable securities.

Marketable fixed income securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as its ability and intent to hold the investment until a forecasted recovery of the carrying value occurs. Expected credit losses are recorded as an allowance through other income (expense), net on our condensed consolidated statements of operations.

Equity investments in public companies that have readily determinable fair values are included in marketable securities on the Company’s condensed consolidated balance sheets and measured at fair value with changes recognized in other income (expense), net on the Company’s condensed consolidated statements of operations.

The Company holds equity warrants giving it the right to acquire stock of other companies. These warrants are classified as derivative assets and are recorded within other non-current assets on the Company’s condensed consolidated balance sheets with gains and losses recognized in other income (expense), net on the Company’s condensed consolidated statements of operations. These warrants are subject to vesting requirements and the fair value established at contract inception is recognized as a deferred credit reported within other long-term liabilities on the Company’s condensed consolidated balance sheets and is amortized as the vesting requirements are achieved.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

ASU 2022-04—Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. In September 2022, the FASB issued this Accounting Standards Update (“ASU”) which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period. This update is effective at the beginning of the Company’s 2023 fiscal year, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued this ASU to clarify the guidance when measuring the fair value of an equity security subject to contractual sale restrictions that prohibit the sale of an equity security. This update is effective at the beginning of the Company’s 2024 fiscal year, with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

3.    Financial Instruments

Cash equivalents are carried at cost, which approximates fair value and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen and thirty-nine weeks ended October 30, 2022. Further, as of October 30, 2022, the Company did not record an allowance for credit losses related to its fixed income securities.

Equity investments in public companies that have readily determinable fair values are carried at fair value and are classified within Level 1 because they are valued using quoted market prices.

Equity warrants are classified within Level 3 of the fair value hierarchy as they are valued based on observable and unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. The Company utilized certain valuation techniques such as the Black-Scholes option-pricing model and the Monte Carlo simulation model to determine the fair value of equity warrants. The application of these models requires the use of a number of complex assumptions based on unobservable inputs, including the expected term, expected equity volatility, discounts for lack of marketability, cash flow projections, and probability with respect to vesting requirements.

The following table includes a summary of financial instruments measured at fair value as of October 30, 2022 (in thousands):

	Level 1	Level 2	Level 3
Cash	$278,791	$—	$—
U.S. Treasury securities	99,436	—	—
Cash and cash equivalents	378,227	—	—
U.S. Treasury securities	296,781	—	—
Equity securities	3	—	—
Marketable securities	296,784	—	—
Equity warrants	—	—	44,962
Total financial instruments	$675,011	$—	$44,962

The following table includes a summary of financial instruments measured at fair value as of January 30, 2022 (in thousands):

	Level 1	Level 2	Level 3
Cash	$401,119	$—	$—
Money market funds	67,000	—	—
Commercial paper	74,965	—	—
U.S. Treasury securities	59,995	—	—
Cash and cash equivalents	603,079	—	—
Total financial instruments	$603,079	$—	$—

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

	39 Weeks Ended
	October 30, 2022	October 31, 2021
Beginning balance	$—	$—
Equity warrants acquired	44,962	—
Ending balance	$44,962	$—
The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity warrants as of October 30, 2022 (in thousands):

				Range
	Fair Value	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$44,962	Black-Scholes and Monte Carlo	Probability of vesting	0%	99%	87%
			Equity volatility	35%	85%	80%

4.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	October 30, 2022	January 30, 2022
Furniture, fixtures and equipment	$209,402	$132,727
Computer equipment	64,574	55,164
Internal-use software	125,960	95,302
Leasehold improvements	178,834	153,797
Construction in progress	95,312	85,043
	674,082	522,033
Less: accumulated depreciation and amortization	207,027	154,867
Property and equipment, net	$467,055	$367,166

Internal-use software includes labor and license costs associated with software development for internal use. As of October 30, 2022 and January 30, 2022, the Company had accumulated amortization related to internal-use software of $50.1 million and $35.1 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended October 30, 2022 and October 31, 2021, the Company recorded depreciation expense on property and equipment of $16.1 million, and $10.0 million, respectively, and amortization expense related to internal-use software costs of $6.1 million, and $4.0 million, respectively. For the thirty-nine weeks ended October 30, 2022 and October 31, 2021, the Company recorded depreciation expense on property and equipment of $42.1 million, and $28.0 million, respectively, and amortization expense related to internal-use software costs of $16.0 million, and $10.1 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

5.    Commitments and Contingencies

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaratory judgment action in the United States District Court for the Southern District of New York (the “District Court”) against IBM seeking the District Court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, alleging that the Company is infringing the four patents by operation of the Chewy.com website and mobile application, and seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The Company filed a motion to dismiss IBM’s claims against three of the asserted patents on May 14, 2021. In response, IBM filed an amended complaint on May 24, 2021 that included an additional assertion that the Company is infringing a fifth IBM patent. On October 8, 2021, the parties had a claim construction hearing and on November 9, 2021, the claim construction rulings resulted in one of the five patents being eliminated from the case. The parties filed their motions for summary judgment which were fully briefed on February 24, 2022. A pre-trial conference was held on March 25, 2022, where the judge heard oral arguments on the motions for summary judgment. On April 11, 2022, the District Court granted the Company’s motions for summary judgment that the Company did not infringe three of the patents and that the fourth patent is invalid. On April 29, 2022, IBM filed a notice of appeal in the United States Court of Appeals for the Federal Circuit to appeal the District Court’s judgment and filed its appellate brief on August 18, 2022. The Company filed its appellate brief on November 17, 2022 and continues to deny the allegations of any infringement and intends to vigorously defend itself in this matter.

6.    Debt
ABL Credit Facility

The Company has a five-year senior secured asset-based credit facility (the “ABL Credit Facility”) which matures in August 2026 and provides for non-amortizing revolving loans in an aggregate principal amount of up to $500 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $300 million, subject to customary conditions. The Company is required to pay a commitment fee of 0.25% with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of October 30, 2022, which is reduced by standby letters of credit, the Company had $449.9 million of borrowing capacity under the ABL Credit Facility. As of October 30, 2022 and January 30, 2022, the Company had no outstanding borrowings under the ABL Credit Facility, respectively.

7.    Leases
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

The Company’s finance leases as of October 30, 2022 and January 30, 2022 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	October 30, 2022	January 30, 2022
Assets
Operating	Operating lease right-of-use assets	$437,926	$372,693
Total operating lease assets		$437,926	$372,693
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$24,243	$24,225
Non-current
Operating	Operating lease liabilities	485,774	410,168
Total operating lease liabilities		$510,017	$434,393

For the thirty-nine weeks ended October 30, 2022 and October 31, 2021, assets acquired in exchange for new operating lease liabilities were $90.3 million and $59.2 million, respectively. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended October 30, 2022 and October 31, 2021 was $23.7 million and $20.4 million, respectively. Lease expense for the thirty-nine weeks ended October 30, 2022 and October 31, 2021 was $68.3 million and $59.0 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $58.2 million and $49.8 million for the thirty-nine weeks ended October 30, 2022 and October 31, 2021, respectively.

8.    Share-Based Compensation

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirty-nine weeks ended October 30, 2022 (in thousands, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 30, 2022	6,573	$36.16
Granted	86	$43.59
Vested	(2,174)	$35.94
Forfeited	(300)	$36.02
Unvested and outstanding as of October 30, 2022	4,185	$36.43

The total fair value of PRSUs that vested during the thirty-nine weeks ended October 30, 2022 was $61.7 million. As of October 30, 2022, total unrecognized compensation expense related to unvested PRSUs was $8.7 million and is expected to be recognized over a weighted-average expected performance period of 1.1 years.

During the thirty-nine weeks ended October 30, 2022 and October 31, 2021, vesting occurred for 93,309 PRSUs, respectively, previously granted to an employee of PetSmart. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirty-nine weeks ended October 30, 2022 (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 30, 2022	3,207	$68.96
Granted	9,284	$41.44
Vested	(871)	$69.65
Forfeited	(1,263)	$52.94
Unvested and outstanding as of October 30, 2022	10,357	$46.18

The total fair value of RSUs that vested during the thirty-nine weeks ended October 30, 2022 was $34.3 million. As of October 30, 2022, total unrecognized compensation expense related to unvested RSUs was $394.6 million and is expected to be recognized over a weighted-average expected performance period of 3.0 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of October 30, 2022, there were 38.6 million additional shares of Class A common stock reserved for future issuance under the 2022 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
PRSUs	$2,498	$5,825	$10,696	$29,975
RSUs	43,032	12,979	99,005	33,713
Total share-based compensation expense	$45,530	$18,804	$109,701	$63,688

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

The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and thirty-nine weeks ended October 30, 2022, and October 31, 2021. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

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

During the thirty-nine weeks ended October 30, 2022, and October 31, 2021, the Company paid $1.0 million and collected $43.7 million, respectively, pursuant to the tax sharing agreement. The tax sharing agreement was effectively terminated for federal income taxes upon tax deconsolidation with PetSmart, however, there may be future settlements upon final adjustment to the consolidated federal tax returns. The tax sharing agreement remains in effect for certain states in which the Company continues to file with Argos Holdco.

On August 16, 2022, the U.S enacted the Inflation Reduction Act which introduced new tax provisions, including a 15% corporate alternative minimum tax, a 1% excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. The Company does not expect that these new tax provisions will have a material impact on its consolidated financial statements once the tax provisions become effective for tax years beginning on or after December 31, 2022.

10.    Earnings (Loss) per Share
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

The following table sets forth basic and diluted earnings (loss) per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Basic and diluted earnings (loss) per share
Numerator
Earnings (loss) attributable to common Class A and Class B stockholders	$2,311	$(32,241)	$43,128	$(10,208)
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	422,898	417,847	421,665	416,587
Effect of dilutive stock-based awards	5,227	—	5,558	—
Diluted	428,125	417,847	427,223	416,587
Anti-dilutive stock-based awards excluded from diluted common shares	6,008	11,679	5,069	11,679
Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.01	$(0.08)	$0.10	$(0.02)
Diluted	$0.01	$(0.08)	$0.10	$(0.02)

11.    Certain Relationships and Related Party Transactions

Certain of the Company’s healthcare operations are conducted through a wholly-owned subsidiary of PetSmart for which the Company and PetSmart entered into a services agreement which provides for the payment of a management fee due from PetSmart. The Company recognized $1.8 million and $4.9 million during the thirteen and thirty-nine weeks ended October 30, 2022, respectively, within net sales in the condensed consolidated statements of operations for the services provided compared to $3.3 million and $23.0 million during the thirteen and thirty-nine weeks ended October 31, 2021, respectively.

As of October 30, 2022, the Company had a net payable to PetSmart of $0.5 million, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. As of January 30, 2022, the Company had a net receivable from PetSmart of $2.5 million, which was included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

PetSmart Guarantees

PetSmart previously provided a guarantee of payment with respect to certain equipment and other leases that the Company entered into and served as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s suppliers. As of October 30, 2022, all such guarantees had been released, with the exception of guarantees pertaining to one of the Company’s lease agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2022 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2022 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.
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

COVID-19 and Macroeconomic Considerations
The COVID-19 pandemic and evolving macroeconomic conditions, including rising inflation and interest rates, have been disruptive economic and societal events that have affected, and continue to affect, our business and consumer shopping behavior. We continue to monitor conditions closely and adapt aspects of our logistics, transportation, supply chain, and purchasing processes accordingly to meet the needs of our rapidly growing community of pets, pet parents and partners. As our customers react to these economic conditions, we will adapt our business accordingly to meet their evolving needs.

We are unable to predict the duration and ultimate impact of the COVID-19 pandemic and evolving macroeconomic conditions on the broader economy or our operations and liquidity. As such, risks and uncertainties regarding COVID-19 remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” in this 10-Q Report and in the section titled “Risk Factors” in Item 1A of Form 10-K for the fiscal year ended January 30, 2022.

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

	13 Weeks Ended			39 Weeks Ended
(in thousands, except net sales per active customer and percentages)	October 30, 2022	October 31, 2021	% Change	October 30, 2022	October 31, 2021	% Change
Financial and Operating Data
Net sales	$2,532,122	$2,212,161	14.5%	$7,391,460	$6,502,375	13.7%
Net income (loss)(1)	$2,311	$(32,241)	107.2%	$43,128	$(10,208)	n/m
Net margin	0.1%	(1.5)%		0.6%	(0.2)%
Adjusted EBITDA(2)	$70,399	$6,046	n/m	$213,970	$106,672	100.6%
Adjusted EBITDA margin(2)	2.8%	0.3%		2.9%	1.6%
Net cash provided by operating activities	$117,415	$74,255	58.1%	$249,020	$257,706	(3.4)%
Free cash flow(2)	$69,786	$2,255	n/m	$77,179	$121,992	(36.7)%
Active customers	20,524	20,407	0.6%	20,524	$20,407	0.6%
Net sales per active customer	$477	$419	13.8%	$477	$419	13.8%
Autoship customer sales	$1,855,979	$1,561,638	18.8%	$5,386,243	$4,555,822	18.2%
Autoship customer sales as a percentage of net sales	73.3%	70.6%		72.9%	70.1%
(1) Includes share-based compensation expense, including related taxes, of $46.1 million and $113.0 million for the thirteen and thirty-nine weeks ended October 30, 2022, respectively, compared to $19.1 million and $69.5 million for the thirteen and thirty-nine weeks ended October 31, 2021, respectively.

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

($ in thousands, except percentages)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net income (loss)	$2,311	$(32,241)	$43,128	$(10,208)
Add:
Depreciation and amortization	23,018	14,024	60,696	38,141
Share-based compensation expense and related taxes	46,090	19,116	113,023	69,477
Interest (income) expense, net	(2,745)	313	(3,091)	1,215
Transaction related costs	706	1,150	2,101	2,121
Other	1,019	3,684	(1,887)	5,926
Adjusted EBITDA	$70,399	$6,046	$213,970	$106,672
Net sales	$2,532,122	$2,212,161	$7,391,460	$6,502,375
Net margin	0.1%	(1.5)%	0.6%	(0.2)%
Adjusted EBITDA margin	2.8%	0.3%	2.9%	1.6%

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

($ in thousands)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021
Net cash provided by operating activities	$117,415	$74,255	$249,020	$257,706
Deduct:
Capital expenditures	(47,629)	(72,000)	(171,841)	(135,714)
Free Cash Flow	$69,786	$2,255	$77,179	$121,992

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

	13 Weeks Ended					39 Weeks Ended
				% of net sales					% of net sales
($ in thousands)	October 30, 2022	October 31, 2021	% Change	October 30, 2022	October 31, 2021	October 30, 2022	October 31, 2021	% Change	October 30, 2022	October 31, 2021
Consolidated Statements of Operations
Net sales	$2,532,122	$2,212,161	14.5%	100.0%	100.0%	$7,391,460	$6,502,375	13.7%	100.0%	100.0%
Cost of goods sold	1,811,945	1,627,320	11.3%	71.6%	73.6%	5,320,666	4,734,304	12.4%	72.0%	72.8%
Gross profit	720,177	584,841	23.1%	28.4%	26.4%	2,070,794	1,768,071	17.1%	28.0%	27.2%
Operating expenses:
Selling, general and administrative	543,532	466,434	16.5%	21.5%	21.1%	1,564,798	1,310,326	19.4%	21.2%	20.2%
Advertising and marketing	177,079	150,335	17.8%	7.0%	6.8%	465,959	466,738	(0.2)%	6.3%	7.2%
Total operating expenses	720,611	616,769	16.8%	28.5%	27.9%	2,030,757	1,777,064	14.3%	27.5%	27.3%
Income (loss) from operations	(434)	(31,928)	98.6%	—%	(1.4)%	40,037	(8,993)	n/m	0.5%	(0.1)%
Interest income (expense), net	2,745	(313)	n/m	0.1%	—%	3,091	(1,215)	n/m	—%	—%
Income (loss) before income tax provision	2,311	(32,241)	107.2%	0.1%	(1.5)%	43,128	(10,208)	n/m	0.6%	(0.2)%
Income tax provision	—	—	—%	—%	—%	—	—	—%	—%	—%
Net income (loss)	$2,311	$(32,241)	107.2%	0.1%	(1.5)%	$43,128	$(10,208)	n/m	0.6%	(0.2)%

Thirteen and Thirty-Nine Weeks Ended October 30, 2022 Compared to Thirteen and Thirty-Nine Weeks Ended October 31, 2021

Net Sales

	13 Weeks Ended				39 Weeks Ended
($ in thousands)	October 30, 2022	October 31, 2021	$ Change	% Change	October 30, 2022	October 31, 2021	$ Change	% Change
Consumables	$1,804,126	$1,531,366	$272,760	17.8%	$5,215,097	$4,470,333	$744,764	16.7%
Hardgoods	291,569	306,161	(14,592)	(4.8)%	898,397	968,383	(69,986)	(7.2)%
Other	436,427	374,634	61,793	16.5%	1,277,966	1,063,659	214,307	20.1%
Net sales	$2,532,122	$2,212,161	$319,961	14.5%	$7,391,460	$6,502,375	$889,085	13.7%

Net sales for the thirteen weeks ended October 30, 2022 increased by $320.0 million, or 14.5%, to $2.5 billion compared to $2.2 billion for the thirteen weeks ended October 31, 2021. This increase was primarily due to increases in spending per customer and our larger customer base. Net sales per active customer increased $58, or 13.8%, in the thirteen weeks ended October 30, 2022 compared to the thirteen weeks ended October 31, 2021, driven by growth across our consumables and healthcare businesses, partially offset by a decline in sales in discretionary products, mainly hardgoods. In addition, our active customer base increased by 0.1 million, or 0.6% year-over-year.

Net sales for the thirty-nine weeks ended October 30, 2022 increased by $889.1 million, or 13.7%, to $7.4 billion compared to $6.5 billion for the thirty-nine weeks ended October 31, 2021. This increase was primarily due to increases in spending per customer and our larger customer base. Net sales per active customer increased $58, or 13.8%, in the thirty-nine weeks ended October 30, 2022 compared to the thirty-nine weeks ended October 31, 2021, driven by growth across our consumables and healthcare businesses, partially offset by a decline in sales in discretionary products, mainly hardgoods. In addition, our active customer base increased by 0.1 million, or 0.6% year-over-year.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended October 30, 2022 increased by $184.6 million, or 11.3%, to $1.8 billion compared to $1.6 billion in the thirteen weeks ended October 31, 2021. This increase was primarily due to a 4.0% increase in orders shipped, as well as an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting pricing for cost increases and favorable comparison to higher shipping costs as a percentage of sales compared to the thirteen weeks ended October 31, 2021.

Cost of goods sold for the thirty-nine weeks ended October 30, 2022 increased by $586.4 million, or 12.4%, to $5.3 billion compared to $4.7 billion in the thirty-nine weeks ended October 31, 2021. This increase was primarily due to a 5.9% increase in orders shipped and associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting pricing strength and favorable changes in our mix of sales.

Gross profit for the thirteen weeks ended October 30, 2022 increased by $135.3 million, or 23.1%, to $720.2 million compared to $584.8 million in the thirteen weeks ended October 31, 2021. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended October 30, 2022 increased by 200 basis points compared to the thirteen weeks ended October 31, 2021, primarily due to margin expansion across our consumables, healthcare, and specialty businesses.

Gross profit for the thirty-nine weeks ended October 30, 2022 increased by $302.7 million, or 17.1%, to $2.1 billion compared to $1.8 billion in the thirty-nine weeks ended October 31, 2021. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 30, 2022 increased by 80 basis points compared to the thirty-nine weeks ended October 31, 2021, primarily due to margin expansion across our consumables and hardgoods businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended October 30, 2022 increased by $77.1 million, or 16.5%, to $543.5 million compared to $466.4 million in the thirteen weeks ended October 31, 2021. This was primarily due to an increase of $42.7 million in facilities expenses and other general and administrative expenses, principally due to increased headcount as a result of business growth and new initiatives as well as the opening and operating of new corporate offices in Plantation, Florida, and Seattle, Washington. This also included an increase of $27.0 million in non-cash share-based compensation expense and related taxes as well as an increase of $7.4 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the opening and operating of three fulfillment centers and two healthcare fulfillment centers.

Selling, general and administrative expenses for the thirty-nine weeks ended October 30, 2022 increased by $254.5 million, or 19.4%, to $1.6 billion compared to $1.3 billion in the thirty-nine weeks ended October 31, 2021. This was primarily due to an increase of $143.6 million in facilities expenses and other general and administrative expenses, principally due to increased headcount as a result of business growth and new initiatives as well as the opening and operating of new corporate offices in Plantation, Florida, and Seattle, Washington. This also included an increase of $43.5 million increase in non-cash share-based compensation expense and related taxes as well as an increase of $67.4 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the opening and operating of three fulfillment centers and two healthcare fulfillment centers.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended October 30, 2022 increased by $26.7 million, or 17.8%, to $177.1 million compared to $150.3 million in the thirteen weeks ended October 31, 2021 due to incremental marketing efforts and investments, which led to active customers reaching 20.5 million as compared to 20.4 million as of October 31, 2021.

Advertising and marketing expenses for the thirty-nine weeks ended October 30, 2022 decreased by $0.8 million, or 0.2%, to $466.0 million compared to $466.7 million in the thirty-nine weeks ended October 31, 2021. Increased measurement capabilities allowing for more efficient application of marketing spend and lower advertising input costs during the thirty-nine weeks ended October 30, 2022, led to a decrease in expenses. Our marketing efforts and investments led to active customers reaching 20.5 million as compared to 20.4 million as of October 31, 2021.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations and equity offerings. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable fixed income securities, and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $378.2 million as of October 30, 2022, a decrease of $224.9 million from January 30, 2022. Marketable fixed income securities consist primarily of U.S. treasury securities, certificates of deposit, and commercial paper and totaled $296.8 million as of October 30, 2022.

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

Cash Flows

	39 Weeks Ended
($ in thousands)	October 30, 2022	October 31, 2021
Net cash provided by operating activities	$249,020	$257,706
Net cash used in investing activities	$(469,865)	$(135,714)
Net cash (used in) provided by financing activities	$(4,007)	$41,582

Operating Activities

Net cash provided by operating activities was $249.0 million for the thirty-nine weeks ended October 30, 2022, which primarily consisted of $43.1 million of net income, non-cash adjustments such as depreciation and amortization expense of $60.7 million and share-based compensation expense of $109.7 million, and a cash increase of $22.5 million from working capital. Cash increases from working capital were primarily driven by an increase in payables and other current liabilities, partially offset by an increase in inventories, other current assets, and receivables.

Net cash provided by operating activities was $257.7 million for the thirty-nine weeks ended October 31, 2021, which primarily consisted of $10.2 million of net loss, non-cash adjustments such as depreciation and amortization expense of $38.1 million and share-based compensation expense of $63.7 million, and a cash increase of $161.6 million from working capital. Cash increases from working capital were primarily driven by an increase in payables and other current liabilities, partially offset by an increase in inventories, other current assets, and receivables.

Investing Activities

Net cash used in investing activities was $469.9 million for the thirty-nine weeks ended October 30, 2022, and consisted of $296.6 million for the purchase of marketable securities and $171.8 million for capital expenditures related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Net cash used in investing activities was $135.7 million for the thirty-nine weeks ended October 31, 2021, and consisted of $135.7 million for capital expenditures related to the launch of new fulfillment centers as well as capitalization of labor and license costs associated with software development for internal use.

Financing Activities

Net cash used in financing activities was $4.0 million for the thirty-nine weeks ended October 30, 2022 and consisted of $2.5 million for payments of tax withholdings related to vesting of share-based compensation awards, payments made pursuant to the tax sharing agreement with related parties, and principal repayments of finance lease obligations.

Net cash provided by financing activities was $41.6 million for the thirty-nine weeks ended October 31, 2021, and consisted of $43.7 million received pursuant to the tax sharing agreement with related parties, partially offset by principal payments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a five-year senior secured asset-based credit facility (the “ABL Credit Facility”) which matures in August 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $500 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities to $300 million, subject to customary conditions. We are required to pay a 0.25% commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of October 30, 2022, which is reduced by standby letters of credit, we had $449.9 million of borrowing capacity under the ABL Credit Facility. As of October 30, 2022 and January 30, 2022, we had no outstanding borrowings under the ABL Credit Facility, respectively.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended October 30, 2022. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the impact of remote working on our internal controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning legal proceedings is provided in Item 1 of Part I, “Financial Statements (Unaudited)–Note 5– Commitments and Contingencies–Legal Matters” and is incorporated by reference herein.

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

CHEWY, INC.

Date:	December 8, 2022	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)