Form 10-K
period 2023-01-29
Chewy, Inc.
filed 2023-03-22
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of $38.81 per share as reported on the New York Stock Exchange on July 29, 2022 was approximately $3.6 billion.

Class	Outstanding as of March 15, 2023
Class A Common Stock, $0.01 par value per share	115,757,139
Class B Common Stock, $0.01 par value per share	311,188,356

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 29, 2023.

CHEWY, INC.
FORM 10-K
For the Fiscal Year Ended January 29, 2023

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
These forward-looking statements include, but are not limited to, statements concerning our ability to:
•sustain our recent growth rates and successfully manage challenges to our future growth, including introducing new products or services, improving existing products and services, and expanding into new offerings;
•successfully manage risks related to coronavirus (“COVID-19”), including any adverse impacts on our business operations, financial performance, supply chain, workforce, facilities, customer services and operations;
•acquire and retain new customers in a cost-effective manner and increase our net sales, improve margins and maintain profitability;
•manage our growth effectively;
•maintain positive perceptions of our company and preserve, grow, and leverage the value of our reputation and our brand;
•limit operating losses as we continue to expand our business;
•forecast net sales and appropriately plan our expenses in the future;
•estimate the size of our addressable market;
•strengthen our current supplier relationships, retain key suppliers and source additional suppliers;
•negotiate acceptable pricing and other terms with third-party service providers, suppliers and outsourcing partners and maintain our relationships with such parties;
•mitigate changes in, or disruptions to, our shipping arrangements and operations;
•optimize, operate and manage the expansion of the capacity of our fulfillment centers;
•provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology;
•limit our losses related to online payment methods;
•maintain and scale our technology, including the reliability of our website, mobile applications, and network infrastructure;
•maintain adequate cybersecurity with respect to our systems and ensure that our third-party service providers do the same with respect to their systems;
•maintain consumer confidence in the safety, quality and health of our products;
•limit risks associated with our suppliers and our outsourcing partners;
•comply with existing or future laws and regulations in a cost-efficient manner;
•compete with other retailers and service providers;
•utilize tax attributes, net operating loss and tax credit carryforwards, and limit fluctuations in our tax obligations and effective tax rate;
•adequately protect our intellectual property rights;
•successfully defend ourselves against any allegations or claims that we may be subject to;
•attract, develop, motivate and retain highly-qualified and skilled employees;
•predict and respond to economic conditions, industry trends, and market conditions, and their impact on the pet products market;
•reduce merchandise returns or refunds;
•respond to severe weather and limit disruption to normal business operations;
•manage new acquisitions, investments or alliances, and integrate them into our existing business;
•successfully enter the pet insurance market;
•manage challenges presented by international markets;
•successfully compete in the pet products and services health and retail industry, especially in the e-commerce sector;
•raise capital as needed; and
•maintain effective internal control over financial reporting and disclosure controls and procedures.

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

Item 1. Business

Overview

Chewy, Inc. began operating as Chewy.com in 2011 and Chewy.com, LLC was formed as a Delaware limited liability company in October 2013. On March 16, 2016, Chewy.com, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Chewy, Inc. Chewy, Inc. completed the initial public offering of its Class A common stock on June 18, 2019. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Our mission is to be the most trusted and convenient destination for pet parents and partners everywhere. We believe that we are the preeminent online source for pet products, supplies and prescriptions as a result of our broad selection of high-quality products and services, which we offer at competitive prices and deliver with an exceptional level of care and a personal touch to build brand loyalty and drive repeat purchasing. We seek to continually develop innovative ways for our customers to engage with us, as our website and mobile app allow our pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to conveniently shop for our products. We partner with more than 3,500 of the best and most trusted brands in the pet industry offering more than 110,000 products and services offerings, to bring what we believe is a high-bar, customer-centric experience to our customers. By leveraging our extensive infrastructure of our supply chain consisting of seventeen fulfillment centers, we are typically able to offer our products in a localized manner with the capability to serve over 80% of the U.S. population overnight and almost 100% in two days.

Our Industry

We operate in a large and growing industry in the U.S., which consists of pet food and treats, pet supplies and pet medications, other pet-health products, and pet services.

“Pet humanization” and premiumization driving higher spending per pet

Pet parents increasingly view pets as part of the family and are willing to spend more on higher-quality goods and services for those family members. According to research conducted by Packaged Facts, 94% of dog or cat owners considered their pets to be a part of their family. Amongst dog owners, 90% agree that pets are central to their home life, with 87% of cat owners and 85% of other pet owners being in agreement. Furthermore, according to Packaged Facts, 89% of pet owners agreed that they look for products to improve their pets’ health and wellness, with 61% willing to pay more for food customized for their pet’s specific dietary needs.

Historical and projected growth in pet spending

According to Packaged Facts, spending on the U.S. pet market has grown from $82 billion in 2016 to an estimated $138 billion in 2022, or at a 9.1% compounded annual growth rate (“CAGR”) over that time. Packaged Facts projects the U.S. pet market to grow at a CAGR of over 6.9% from 2022 through 2026, with retail pet food and treats projected to grow at a CAGR of over 6.5% over that time.

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

According to Packaged Facts, 68% of consumers have been cutting back on household expenses in the last 12 months due to price inflation, economic uncertainty, or other factors. However, only 15% of consumers cutting back are doing so in pet care and human medical care categories.

Rapid shift to online shopping, with significant remaining opportunity

The pet industry, like many other industries in the U.S., is experiencing a continued shift from in-store to online purchases and it appears that this migration has been accelerated by the COVID-19 pandemic, with tailwinds expected to continue for several years. In 2019, e-commerce claimed the top spot of pet food sales by channel and online shopping continues to take market share from brick-and-mortar retail. Packaged Facts reports that online shopping grew from 16% of U.S. retail pet product sales in 2017 to an estimated 38% in 2022 with over $21 billion of pet food and treats sold online. This represents an over 32% CAGR for online pet retail over that time frame. Packaged Facts estimates the e-commerce channel to rapidly increase to 48% of total retail channel pet product sales by 2026, while all other channels are projected to decline. This shift to e-commerce nearly doubles estimates of 25% channel share in 2019, pre-COVID. In fact, the share of pet-owning households who buy pet food online nearly tripled from 16% in the Fall 2019 tracking period to 48% as of Summer 2022, according to MRI-Simmons data cited by Packaged Facts. We believe that the secular trend toward online shopping will continue for a significant period as consumers look to benefit from the convenience of home delivery and subscription-based purchasing, and the heightened safety of a “contactless” shopping experience.

Growing trend of subscription-based purchasing

Additionally Packaged Facts research indicates that 58% of pet owners utilize subscription-based purchasing for pet products, such as pet food, treats, litter, and flea/tick or heartworm medications in 2022. According to Packaged Facts, 22% of pet parents surveyed in January 2023 used subscription-based purchasing for pet food in the prior 12 months, which was up from 12% in February 2020. Similarly, 21% of treat purchases were subscription-based, up from 15% the previous year. This method has become significantly more popular among consumers born between 1965 and 2020, who are increasingly becoming pet parents. Packaged Facts found that usage rates for any type of pet product or service subscription are dramatically higher for Millennials/Gen Zers (71%) or Gen Xers (55%) than for Boomers or older seniors (34%). We believe that the trend of increased subscription-based purchasing behavior within the broader secular trend toward online shopping supports higher levels of customer retention and revenue visibility.

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

•We offer a wide assortment of pet products and services—and we continue to grow that assortment—which we offer at competitive prices. We carry more than 3,500 carefully selected brands, representing many of the best and most popular products, and we regularly add new ones as we strive to offer everything that pet parents may need or want for their pets. In addition, we offer a wide range of free educational media (such as blogs, videos, and tutorials on our website, Be.Chewy.com) to enhance our product offering and the buying experience, helping pet parents choose the right product for their pet or find answers to commonly asked questions specific to their type of pet. In 2020, we launched a medication compounding and telehealth service, “Connect with a Vet.” In 2021, we expanded access to “Connect with a Vet” to all Chewy customers, with access remaining free of charge for our Autoship customers. In 2022, we further expanded this access to all registered Chewy customers, with access remaining free of charge. In 2022, we also launched Careplus, a product suite of Insurance and Wellness plans across price points and coverage options with our goal to increase pet parents’ access to affordable and high-quality healthcare offerings for their pets.

•Our highly efficient and effective distribution network provides exceptional delivery with ongoing cost advantages and superior customer service. The strategic placement of our fulfillment centers across the U.S. provides us the capability to cost-efficiently ship to over 80% of the U.S. population overnight and almost 100% in two days. The high volume of our sales, high participation rate in our Autoship subscription program, and relatively low seasonality of our business allow us to optimize asset utilization across our network and lower our fixed and variable cost per unit and our inventory levels.

•We deploy capital efficiently. We invest cash flow generated from our existing customer base to attract new customers and scale our platforms and fulfillment processes. Given the fast and consistent payback levels from our customers, we invest free cash flow in marketing to attract new customers. Additionally, we expect to continue to invest in technology and product innovation to continue scaling our platform, customer support, marketing efforts, and supply chain in order to drive growth and profitability.

•Our technology platform is scalable. Our advanced technology platform was developed to enable us to grow our sales volume and increase the number of active customers while reducing marginal transaction and operational costs. Given the significant fixed-cost component of our technology platform, we expect that our cost per transaction will continue to decrease as our sales volume grows. The scalability and integrated nature of our technology platform also allow us to run our operations in a cost-efficient manner by decreasing the number of operational personnel and automating many of our planning and fulfillment processes. For example, we have significantly improved our processes for picking and packing orders through better forecasting, inventory placement, and optimal labor planning, as well as investing in automated fulfillment processes. Our customer service model, while “high touch,” provides our CSRs with up-to-date customer data and cutting-edge tools to optimize their productivity. As we continue to grow, we expect that we will be able to further scale our fixed costs. Examples of our scalable technology include our rollout of Practice Hub in 2021, an e-commerce solution for veterinarians that allows them to integrate their existing practice management software with our fulfillment and customer service capabilities, and our beta version of sponsored ads in 2022, which are dedicated product placements on Chewy.com that promote specific products from select vendors. We believe sponsored ads will enable us to scale contextual advertisements, which in turn should deliver highly relevant products to customers and high-margin revenue to our business.

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

•Continue to grow our private brands. In 2016, we launched our first hardgoods private brand, Frisco, followed by the launch of two consumables private brands, American Journey and Tylee’s. Millions of customers have tried and reordered at least one of our private brands over the years. Our goal is to provide value to our customers by offering private brands with compelling quality and pricing. In 2022, we launched Vibeful, our first private brand in the pet wellness category, featuring products ranging from multivitamins to hip and joint supplements. We believe there is significant room to grow our private brands through continued growth of our current brands and the launch of new ones.

•Expand further into pet healthcare. We provide customers with what we believe is a one-stop shop for their prescription and special diet needs with our over-the-counter and veterinarian diet offerings and Chewy Pharmacy products. In recent years, we have expanded our products and services to advance our mission to be the most trusted resource for pet parents and veterinarians alike, and to make pet healthcare more affordable and accessible to pet parents. We believe that we share a common goal of pet health and wellness with the veterinarian community, and we will continue to utilize our strengths to enhance partnerships with customers and veterinarians alike. In 2020, we launched “Connect with a Vet,” a telehealth service that allows pet parents to connect directly with licensed veterinarians for pet care, and in 2021, we expanded paid access to all customers with continued complimentary access for our Autoship customers, and in 2022 we expanded complimentary access to all registered customers. In 2020, we also offered customers the ability to order compounding medications in the form of customized, pharmaceutical grade, prescription medications that meet their pets’ unique needs. In 2021, we launched Practice Hub, a complete e-commerce solution for veterinarians that can integrate with their existing management software, manage preapproved prescriptions, and enable practices to earn revenue with Chewy while we handle inventory, fulfillment, shipping, and customer service. As of today, we have over 1,000 veterinary practices using the platform, an increase from approximately 300 in early 2022. In 2022, we launched and expanded the CarePlus product suite of Insurance and Wellness plans to provide diversified offerings across price points and coverage options. As of January 29, 2023, we have expanded into over 30 States, with a target nationwide launch of Lemonade offerings in spring of 2023. In 2022, we also completed our acquisition of Petabyte Technology Inc. (“Petabyte”), a provider of cloud-based technology solutions to the veterinary sector, and the acquisition is expected to further strengthen the Company’s pet healthcare product and service offering.

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

Trademarks and Intellectual Property

Our rights in our intellectual property, including trademarks, patents, trade secrets, copyrights and domain names, as well as contractual provisions and restrictions on use of our intellectual property, are important to our business. For example, our trademark rights assist in our marketing efforts to develop brand recognition and differentiate our brands from our competitors. We own a number of trademark registrations and applications in the U.S. and in certain foreign jurisdictions. These trademarks include, among others, “American Journey,” “Blue Box Event,” “Careplus,” “Chewy,” “Chewy.com,” “Dr. Lyon’s,” “Frisco,” “Goody Box,” “Onguard,” “PetMD,” “Practice Hub,” “Tiny Tiger,” “True Acre Farms,” “Tylee’s,” and “Vibeful.” The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods and services. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial to protecting our rights.

We also own numerous domain names in connection with our business, including www.chewy.com. We also enter into, and rely on, confidentiality, proprietary rights, and other agreements with our employees, consultants, contractors, agents, and business partners to secure our ownership and protect our intellectual property, trade secrets, proprietary technology and other confidential information. We further control the use of our proprietary technology and ownership of our intellectual property through provisions in both our customer terms of use and in our vendor terms and conditions. Further, we enter into agreements that include provisions that protect our intellectual property with manufacturers to develop and market pet products in connection with our private brands.

We believe that our intellectual property has substantial value and has significantly contributed to our success to date.

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typically high concentration of revenue in the holiday quarter. Our net sales tend to grow throughout the fiscal year as we continue to acquire additional new customers and they continue to purchase from us. We recognized 24%, 24%, 25%, and 27% of our annual net sales during the first, second, third, and fourth quarters of fiscal year 2022, respectively.

Human Capital

Our employees are critical to us fulfilling our mission of being the most trusted and convenient destination for pet parents and partners everywhere. We accomplish this, in part, by recruiting, hiring, training, and motivating employees who share our core values of delivering superior customer service and caring about the needs of pets and their parents. To continue our mission, and to compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract, develop, engage, and retain well-qualified employees. We face significant competition for employees, which has increased as a result of constrained labor markets. We strive to offer competitive compensation and benefits, focus on employee safety, share opportunities for positive societal impact through participation in philanthropic endeavors, and foster a workplace that is reflective of our society and where everyone feels empowered to do their best work.

We employed approximately 19,400 full-time and part-time employees as of January 29, 2023. Additionally, we use independent contractors and temporary personnel to supplement our workforce, primarily to support our corporate operations and information technology staff. As of March 15, 2023, none of our employees were represented by a labor union or covered by a collective bargaining agreement. We provide our employees with support resources and programs that advance employee engagement, communication, and feedback, such as an annual engagement survey and quarterly pulse surveys, which we use to assess and improve our practices and policies. We also invest in the education, training, and development of employees by providing learning opportunities through various courses and programs and our internal custom learning platform, Chewy University.

Compensation and Benefits Program. Our compensation and benefits are designed to enable us to attract, motivate, and retain highly-qualified talent. We offer market-competitive compensation and benefits including life and health (medical, dental, and vision) insurance, health savings accounts, paid time off, paid parental leave, family support services (including child adoption and surrogacy benefits and pet adoption reimbursement), a 401(k) plan, and a discount off purchases made on Chewy.com. We offer our employees opportunities to advance their careers and are passionate about providing employees with skills and development opportunities to meet the needs of our customers and the development of our business. We also offer our corporate employees “Paw-ternity” leave, allowing them to work from home for the first two weeks after a new dog is brought into their home.

Team Member Safety. We are committed to the health and safety of our employees. During fiscal year 2022, as a result of the COVID-19 pandemic, we continued to take proactive and precautionary steps to protect the health and safety of our employees. In addition, during fiscal year 2022, we continued to offer emergency sick pay and additional paid time off for hourly employees for absences related to COVID-19 and encouraged employees to obtain influenza and COVID-19 vaccinations. We also provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations, and offer certain webinars and subscriptions to support our employees’ health and well-being.

Community Involvement. Our Chewy Gives Back team works tirelessly at continuing our philanthropic mission of supporting animal shelters and rescues everywhere. During the fiscal year ended January 29, 2023, we donated approximately $50 million in products and supplies to animal shelters and rescues.

Diversity, Equity, and Inclusion. We recognize the importance of a diverse and inclusive workforce and fostering safe working environments in which our employees can be their authentic and best selves. Our diversity, equity, and inclusion (“DEI”) mission is to hire, retain, and promote exceptional talent that values and is inclusive of diverse backgrounds and perspectives. We are focused on this mission and on building an inclusive culture through a variety of diversity, equity, and inclusion initiatives and programs, including assessments of current processes and policies. During fiscal year 2022, we continued company-wide unconscious bias training, expanded our DEI course offerings, and provided five team member resource groups in support of our DEI mission.

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

Risks Related to Our Business and Operations
•Our recent growth rates may not be sustainable or indicative of our future growth and we may not be able to successfully manage challenges to our future growth.
•The COVID-19 pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, employee availability, financial performance, liquidity and cash flow for an unknown period of time.
•The COVID-19 pandemic has had and may continue to have an adverse effect on our labor workforce availability and supply chain operations in unpredictable ways.
•If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net sales, improve margins and maintain profitability.
•If we fail to manage our growth effectively, our business, financial condition, and results of operations could be materially and adversely affected.
•Our continued success is largely dependent on positive perceptions of our company.
•We have a history of losses and may generate operating losses as we continue to expand our business.
•We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.
•Our estimate of the size of our addressable market may prove to be inaccurate.
•We may be unable to source additional suppliers, or strengthen our existing relationships with suppliers. In addition, the loss of any of our key suppliers would negatively impact our business.
•Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.
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
•Disruptions to software-as-a-service technologies from third parties may adversely affect our business and results of operations.
•Our failure or the failure of third-party service providers to protect our website, networks, and systems against cybersecurity incidents, or to otherwise protect our confidential information, could damage our reputation and brand and harm our business, financial condition, and results of operations.
•Safety, quality, and health concerns regarding our products could affect our business.
•Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the United States (“U.S.”), could materially and adversely affect our business, financial condition, and results of operations.
•We are subject to extensive governmental regulation and we may incur material liabilities, or costs related to complying with existing or future laws and regulation, and our failure to comply may result in enforcements, penalties, recalls, and other adverse actions.
•We may inadvertently not comply with various state or federal regulations covering our pet health business, which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our licenses.
•Resistance from veterinarians to authorize prescriptions, or their efforts to discourage pet owners from purchasing from us could cause our sales to decrease and could adversely affect our financial condition and results of operations.
•We face significant competition from veterinarians and other retailers and may not be able to compete profitably with them.
•Failure to comply with federal and state laws and regulations relating to privacy, data protection, marketing and advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, marketing and advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.
•Our ability to utilize net operating loss and tax credit carryforwards, and other tax attributes may be subject to certain limitations.
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
•We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain highly-qualified and skilled employees, our business could be harmed.
•Uncertainties in economic conditions, industry trends, and market conditions, and their impact on the pet products market, could adversely impact our business, financial condition, and results of operations.
•Significant merchandise returns or refunds could harm our business.
•Severe weather, including hurricanes, earthquakes and natural disasters could disrupt normal business operations, which could result in increased costs and materially and adversely affect our business, financial condition, and results of operations.
•The failure to manage new acquisitions, investments or alliances, or to integrate them with our existing business, could have a material adverse effect on us.
•Our business results could be adversely affected if our entry into the pet insurance market is unsuccessful.
•Regulation of the sale of insurance for pets is subject to change, and future regulations could harm our business, operating results, and financial condition.
•If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S.
Risks Related to Our Industry
•Competition in the pet products and services health and retail industries, especially Internet-based competition, is strong and presents an ongoing threat to the success of our business.
•Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business, financial condition, and results of operations.
•Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our website and mobile applications and our financial results.
Risks Related to Our Indebtedness
•Restrictions in our revolving credit facility could adversely affect our operating flexibility.
•The terms of our revolving credit facility may restrict our ability to pay dividends.
Risks Related to Ownership of Our Class A Common Stock
•Our stock price has been, and may continue to be, volatile and may decline regardless of our operating performance.
•The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.
•Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•Affiliates of BC Partners control the direction of our business and the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.
•We are a “controlled company” within the meaning of the rules of NYSE and, as a result, we rely on exemptions from certain corporate governance requirements.
General Risk Factors
•Future litigation could have a material adverse effect on our business, financial condition, and results of operations.
•Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.
•We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.
•If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may be unable to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
•The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

Risks Related to Our Business and Operations

Our recent growth rates may not be sustainable or indicative of our future growth and we may not be able to successfully manage challenges to our future growth.

We have experienced significant growth in recent periods. This rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in net sales will depend upon, among other factors, our ability to:
•acquire new customers who purchase products and services from us at the same rate and of the same type as our existing customer base;
•retain our customers and have them continue to purchase products and services from us at rates and in a manner consistent with their prior purchasing behavior;
•encourage customers to expand the categories of products and services they purchase from us, leading to increased net sales per active customer;
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
•expand into new territories;
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
•invest in the infrastructure underlying our website and other operational systems, including with respect to data protection and cybersecurity; and
•expand into new offerings or new lines of business in which we do not have prior, or sufficient, operating experience, including sustaining continued expansion of our pet healthcare, insurance and wellness categories more generally.

Our ability to improve margins and maintain profitability will also depend on the factors described above. We cannot provide assurance that we will be able to successfully manage any of the foregoing challenges to our future growth. Any of these factors could cause our net sales growth to decline and may adversely affect our margins and profitability. We have also benefited from increasing pet ownership and discretionary spending on pets. To the extent these trends slow or reverse, our net sales, margins and profitability could be adversely affected. Failure to continue our net sales growth or improve margins could have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of net sales growth as an indication of our future performance.

The COVID-19 pandemic and related government, private sector and individual consumer responsive actions may adversely affect our business operations, financial performance, liquidity and cash flow for an unknown period of time.

COVID-19 and its variant strains have spread and may continue to spread in the U.S., Canada, and in many other countries globally. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, as the situation continues to evolve and variant strains of the virus have led to continued uncertainty. The extent to which the COVID-19 pandemic impacts our business will depend on future developments that are uncertain and unpredictable, including the duration and severity of the COVID-19 pandemic, its impact on capital and financial markets, the availability and use of COVID-19 vaccines, virus mutations and variants, the length of time for economic and operating conditions to return to prior levels, together with resulting consumer behaviors, and numerous other uncertainties. Any of these events could have a material adverse impact on our business, financial condition, results of operations and ability to execute and capitalize on our strategies for a period of time that is currently unknown.

The COVID-19 pandemic has had and may continue to have an adverse effect on our labor workforce availability and supply chain operations in unpredictable ways.

The spread of COVID-19 and its variant strains has disrupted the global supply chain and has caused disruptions, and may continue to cause disruptions, to our operations. Employee availability may be affected if a significant number of employees are limited in their ability to work at, or travel to, our locations. Future actions in response to the COVID-19 pandemic by federal, state or local authorities, including those that order the shutdown of non-essential businesses or limit the ability of our employees to travel to work, could impact our ability to take or fulfill our customers’ orders and operate our business. If surges related to the COVID-19 pandemic or any future pandemic, epidemic or similar outbreak outpace our capacity or occur at unexpected times, we may be unable to fully meet our customers’ demands for our products.

We have faced and may continue to face labor shortages at our fulfillment centers due to factors directly or indirectly related to COVID-19 or any future pandemic, epidemic or similar outbreak, which may adversely affect our results of operations. If any of our fulfillment centers were to shut down, suffer substantial labor shortages, or lose significant capacity for any reason, our operations would likely be significantly disrupted. We compete with other retailers for the personnel to staff our fulfillment centers, some of whom are larger than us and have access to greater capital resources than we do. If we are unable to successfully recruit and retain personnel to staff our fulfillment centers, we may face labor shortages or be forced to increase wages and enhance benefits for such personnel, which may have an adverse effect on our results of operations. Our business relies on an efficient and effective supply chain, including the transportation of our products, as well as the effective functioning of our fulfillment centers. Any interruption or malfunction in our fulfillment operations that could negatively affect the flow or availability of our products and result in difficulties in timely obtaining product from vendors and transportation of those products to our fulfillment centers could adversely affect our sales and results of operations.

If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net sales, improve margins and maintain profitability.

Our success depends on our ability to acquire and retain new customers and to do so in a cost-effective manner. In order to expand our customer base, we must acquire customers who have historically purchased their pet products and services from other retailers, such as traditional brick and mortar retailers, the websites of our competitors, or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that the net sales from the new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may be unable to acquire or retain customers. If we are unable to acquire or retain customers who purchase products in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency and drive beneficial network effects with our suppliers. Consequently, our prices may increase (or may not decrease to levels sufficient to generate customer interest), our net sales may decrease and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

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

We also use paid and non-paid advertising. Our paid advertising includes search engine marketing, direct mail, display, television, radio and magazine advertising, paid social media and product placement. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We rely on search engines to drive a significant amount of traffic to our website. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results.

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

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. To support our continued growth, we must effectively integrate, develop and motivate our employees. We face significant competition for personnel in the areas where our corporate offices are located, and certain other areas in which we have operations. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition, and results of operations.

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

Our growth depends, in part, on our ability to meet the requirements of our customers and the needs of their pets by successfully introducing new products and services, including our private brand products, improving and repositioning our existing products and services, and expanding into new offerings. This, in turn, depends on our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and services and expansion into new offerings involves considerable costs. In addition, it may be difficult to establish new supplier or partner relationships and determine appropriate product selection when developing a new product, service or offering. Any new product, service or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, services or new offerings, that respond to changes in consumer requirements and preferences, or if our new product or service introductions, repositioned products or services, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

In addition, while we plan to continue to invest in the development of our business, including in the expansion of our offerings of private brand and healthcare products and services, we may be unable to maintain or expand our sales, respond timely to changes in regulations or enter into strategic relationships with market-leading suppliers and other market participants. We may encounter certain challenges in manufacturing our private brand products, including the loss of key suppliers and product recalls. Maintaining consistent product quality, competitive pricing, and availability of our private brand and healthcare products and services for our customers is essential to developing and maintaining customer loyalty and brand awareness. Our private brand products generally provide us with higher gross margins than the comparable third-party brand products that we sell. Accordingly, our inability to sustain the growth and sales of our private brand offerings may materially and adversely affect our projected growth rates, business, financial condition, and results of operations.

Our continued success is largely dependent on positive perceptions of our company.

We believe that one of the reasons our customers prefer to shop at Chewy is the reputation we have built for providing an exceptional customer experience. To be successful in the future, we must continue to preserve, grow, and leverage the value of our reputation and our brand. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence and have adverse effects on our business and financial results, particularly if they result in adverse publicity or widespread reaction on social media, governmental investigations, or litigation. Our brand could be adversely affected if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusations of failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could adversely affect our business. Additionally, there is an increasing focus from regulators, investors, and other stakeholders on environmental, social, and governance (“ESG”) matters. To the extent our products and services create ESG-related concerns, our reputation may be harmed.

We have a history of losses and may generate operating losses as we continue to expand our business.

We have a history of losses and may continue to generate operating losses in the near-term as we increase investment in our business. Furthermore, it is difficult for us to predict our future results of operations. We expect our operating expenses to increase over the next several years as we increase our advertising and marketing, launch new fulfillment centers, expand our offerings, hire additional personnel and continue to develop features on our website and mobile applications. Our operating expenses may also be adversely impacted by increased costs and delays in launching new fulfillment centers and expanding fulfillment center capacity as a result of macroeconomic impacts. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially and adversely affected.

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

Data for retail sales of pet products is collected for most, but not all channels, and as a result, it is difficult to estimate the size of the market and predict the rate at which the market for our products will grow, if at all. While our market size estimates are made in good faith and are based on assumptions and estimates we believe to be reasonable, these estimates may not be accurate. If our estimates of the size of our addressable market are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to source additional suppliers, or strengthen our existing relationships with suppliers. In addition, the loss of any of our key suppliers would negatively impact our business.

In order to attract quality suppliers, we must demonstrate our ability to help our suppliers increase their sales, offer suppliers a high quality and cost-effective fulfillment process, and continue to provide suppliers a dynamic and real-time view of our demand and inventory needs.

If we are unable to attract and retain suppliers, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.

We purchase significant amounts of products from a number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide products in a timely or cost-effective manner could impair our growth and materially and adversely affect our business, financial condition, and results of operations. For instance, we have experienced disruptions by existing suppliers being unable to supply us with products in a timely or cost-effective manner. While we believe these disruptions were temporary, they may occur again and a continued inability of our existing suppliers to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations.

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

Certain of our principal suppliers currently provide us with incentives related to volume purchasing, trade allowances, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could reduce our overall profitability. Similarly, if one or more of our suppliers were to offer certain incentives, including preferential pricing, to our competitors, our competitive advantage could be reduced, which could materially and adversely affect our business, financial condition, and results of operations.

Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.

We currently rely on third-party national, regional and local logistics providers to ship and deliver the products we offer on our website and mobile applications. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events, such as labor disputes, financial difficulties, volatility in the prices of fuel, gasoline and commodities such as paper and packing supplies, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products, which would adversely affect our business, financial condition, and results of operations. Further, due to conditions beyond our control, there may be disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience and our results or operations. These conditions may disrupt our suppliers and logistics providers and other third- party delivery agents, as their workers may be unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased border controls and closures, among other things. We have incurred and may continue to incur higher shipping costs due to various surcharges by third- party delivery agents related to the increased shipping demand resulting from the COVID-19 pandemic and any future pandemic, epidemic or similar outbreak. If we are unable to recover these additional costs, our margins and profitability may be adversely affected.

If we do not successfully optimize, operate and manage the expansion of the capacity of our fulfillment centers, our business, financial condition, and results of operations could be harmed.

If we do not optimize and operate our fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm to our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience problems fulfilling orders in a timely manner, including as a result of unforeseen disruptions, our customers may experience delays in receiving their purchases, which could harm our reputation, our relationship with our customers and our results of operations. In addition, we have had to, and may again have to, pause operations at a fulfillment center in order to implement our COVID-19 sanitation procedures, which has resulted, and could again result in, delayed or canceled orders. These actions or other actions that we may take in response to unforeseen circumstances that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand.

Further, the COVID-19 pandemic has caused and may continue to cause disruptions to our supply chain operations and labor workforce availability. If we are unable to successfully optimize our fulfillment centers, it could increase costs and adversely affect our business.

We have designed and built our own fulfillment center infrastructure which is tailored to meet the specific needs of our business, including customizing third-party inventory and package handling software systems and automated fulfillment capabilities. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network could become increasingly complex and operating it may become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition, and results of operations.

We anticipate the need to add additional fulfillment center capacity as our business continues to grow and our offerings expand. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be affected by unforeseen circumstances and macroeconomic impacts. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment center operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

Our business may be adversely affected if we are unable to provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology.

Our customers generally access the Internet through devices other than personal computers, including mobile phones, handheld computers such as notebooks and tablets, video game consoles and television set-top devices. The versions of our website and mobile applications developed for these devices may not be compelling to consumers. Adapting our services and/or infrastructure to these devices, as well as other new Internet, networking or telecommunications technologies, could be time-consuming and could require us to incur substantial expenditures, which could adversely affect our business, financial condition, and results of operations.

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

Further, we continually consider whether to upgrade existing technologies and business applications and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes may require significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our website, we could lose customers and fail to attract new customers. As a result, our customer growth could be harmed and our business, financial condition, and results of operations may be materially and adversely affected.

We are subject to risks related to online payment methods.

We currently accept payments using a variety of methods, including credit card, debit card, PayPal, Apple Pay, and gift cards and may offer new payment options over time. These payment options subject us to additional regulations and compliance requirements, and may also increase our exposure to fraud, criminal activity, and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with PCI DSS or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve additional costs for compliance. In the future, as we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition, and results of operations could be materially and adversely affected.

We have previously received and could continue to receive orders placed with fraudulent data. If we are unable to detect or control fraud, our liability for these transactions could harm our business, financial condition, and results of operations.

Our business depends on network and mobile infrastructure, our third-party data center hosting facilities (including cloud- service providers), other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our website or mobile applications or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers or suppliers.

An element of our strategy is to generate a high volume of traffic on, and use of, our website and mobile applications. Our reputation and ability to acquire, retain and serve our customers are dependent upon the reliable performance of our website and mobile applications and the underlying network infrastructure. As our customer base and the amount of information shared on our website and mobile applications continue to grow, we are likely to need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers, including cloud providers, and equipment and related network infrastructure to handle the traffic on our website and mobile applications. The operation of these systems is complex and we have experienced minor interruptions, which could increase in severity and result in operational failures. In some cases, third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. In the event that the volume of traffic of our customers exceeds the capacity of our current network infrastructure or in the event that our customer base or the amount of traffic on our website and mobile applications grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Significant interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our website and mobile applications and prevent our customers from accessing our website and mobile applications. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our website or mobile applications could reduce consumer satisfaction and result in a reduction in the number of consumers using our products and services.

We depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile infrastructure with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access. We also use and rely on services from other third parties, such as our telecommunications services and credit card processors, and those services may be subject to outages and interruptions that are not within our control. We have experienced telecommunication issues and increased failures by our telecommunications providers may interrupt our ability to provide phone support to our customers and distributed denial-of-service (“DDoS”) attacks directed at our telecommunication service providers could prevent customers from accessing our website. In addition, we have in the past and may in the future experience down periods where our third-party credit card processors are unable to process the online payments of our customers and our ability to receive customer orders is disrupted.

Our business, financial condition, and results of operations could be materially and adversely affected if for any reason the reliability of our Internet, telecommunications, payment systems and mobile infrastructure is compromised.

We currently rely upon third-party service providers, including cloud service providers, such as Amazon Web Services (“AWS”). Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our website and mobile applications are processed through, servers hosted by these providers. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our website.

Any significant damage to, or failure of, our systems or the systems of our third-party data centers, including cloud service providers, or our other service providers could result in prolonged interruptions to the availability or functionality of our website and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If for any reason our arrangements with our data centers, cloud service providers or other third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have designed certain of our software and computer systems to also utilize data processing, storage capabilities and other services provided by AWS. Given this, along with the fact that we cannot rapidly switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party data centers, including cloud service providers, or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our website and mobile applications.

The satisfactory performance, reliability and availability of our website, mobile applications, transaction processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as to maintain adequate customer service levels. We have experienced unavailability of our website and mobile applications, primarily due to DDoS events, and increased unavailability of our website or of our mobile applications or reduced order fulfillment performance would reduce the volume of goods sold and could also materially and adversely affect consumer perception of our brand. Any slowdown or failure of our website, mobile applications or the underlying technology infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers.

The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, ransomware attack, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our website and mobile applications. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, pandemic, blackout or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have some limited business continuity arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our business continuity and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition, and results of operations may be materially and adversely affected.

Disruptions to software-as-a-service (“SaaS”) technologies from third parties may adversely affect our business and results of operations.

We use SaaS technologies from third-parties in order to operate critical functions of our business, including financial management services, customer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our customers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business, financial condition, and results of operations.

Our failure or the failure of third-party service providers to protect our website, networks, and systems against cybersecurity incidents, or to otherwise protect our confidential information, could damage our reputation and brand and harm our business, financial condition, and results of operations.

As a result of our services being web-based, we collect, process, transmit and store large amounts of data about our customers, employees, suppliers and others, including credit card information (which we don’t store) and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third-parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of these solutions to protect confidential and sensitive information from being breached or compromised. Similarly, our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, social engineering, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our website, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our website, networks and systems; unauthorized access to and misappropriation of consumer and/or employee information, including personally identifiable information, or other sensitive, confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our website, networks or systems; deletion or modification of content or the display of unauthorized content on our website; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations. This is more so since governmental authorities throughout the U.S. and around the world are devoting more attention to data privacy and security issues.

While we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Additionally, even though we continue to devote significant resources to monitor and update our systems and implement information security measures to protect our systems, there can be no assurance that any controls and procedures we have in place will be sufficient to protect us from future cybersecurity incidents. Failure by us or our vendors to comply with data security requirements or rectify a security issue may result in class action litigation, fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. As a result, we may face interruptions to our systems, reputational damage, claims under privacy, cybersecurity and data protection laws and regulations, customer dissatisfaction, legal liability, enforcement actions or additional costs, any and all of which could adversely affect our business, financial condition, and results of operations.

Safety, quality, and health concerns regarding our products could affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of our vendor supplied or private brand food or other products. All of our suppliers are required to comply with applicable product safety laws and we are dependent upon them to ensure such compliance. One or more of our suppliers, including manufacturers of our private brand products, might not adhere to product safety requirements or our quality control standards. Any issues of product safety or allegations that our products are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries, could cause those products to be recalled. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products we offer, or cause supplier production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our suppliers or us, expose us or our suppliers to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our business, financial condition, and results of operations. In addition, our products may be exposed to product recalls, and we may be subject to litigation, if they are alleged to cause or pose a risk of injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider do not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities that we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may be unable to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. Any of these factors could negatively impact our business, financial condition, and results of operations.

Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the U.S., could materially and adversely affect our business, financial condition, and results of operations.

We depend on a number of suppliers and outsourcing partners to provide our customers with a wide range of products in a timely and efficient manner. A significant portion of our suppliers for our private brand business and our non-consumable business are located in China and if we are unable to maintain our relationships with our existing outsourcing partners or cannot enter into relationships with new outsourcing partners to meet the manufacturing and assembly needs of our private brand business, our private brand business may be disrupted and our business, financial condition, and results of operations may be materially and adversely affected. In addition, political and economic instability, the financial stability of our suppliers and outsourcing partners and their ability to meet our standards, conflict and hostilities, labor problems, the availability and prices of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, natural disasters and epidemics, tariffs, taxes, export controls, trade restrictions and sanctions, among other factors, are beyond our control and may materially and adversely affect our suppliers and outsourcing partners and, in turn, our business, financial condition, and results of operations. For example, governments, public institutions and other organizations in countries and regions took certain emergency measures to combat the spread and impact of COVID-19, including the implementation of travel bans and closures of factories, schools, public buildings, businesses and other institutions. It remains difficult to assess or predict the ultimate impact of COVID-19 and the emergence and severity of COVID-19 variants. Our business has been affected by, and may continue to be affected by, disruptions or restrictions on our employees’ and other service providers’ ability to travel, temporary closures of our facilities, including one or more of our fulfillment centers or customer service centers, or the facilities of our suppliers and other vendors in our supply chain. In addition to the potential direct effects on us of COVID-19 or any similar epidemic or pandemic, we could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions as a result of COVID-19 or any similar outbreak.

In addition, the conflict between Russia and Ukraine has led to disruption, instability and volatility in the global markets and industries that could negatively impact our operations. The U.S. government and other governments have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of the conflict and any sanctions or other measures implemented as a result is currently unknown and could adversely affect our business, supply chain, partners or customers.

Moreover, there is uncertainty regarding the future of international trade agreements and the U.S.’ position on international trade. For example, the U.S. government has previously threatened to undertake a number of actions relating to trade with certain countries, including the imposition of escalating tariffs on goods imported into the U.S. and sanctions on certain countries due to violations of product safety, labor, human rights, or other laws. In addition, the U.S. government has previously raised tariffs, and imposed new tariffs, on a wide range of imports of Chinese products. The U.S. federal government may also withdraw from or materially modify international trade agreements.

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

We are subject to extensive governmental regulation and we may incur material liabilities or costs related to complying with existing or future laws and regulations, and our failure to comply may result in enforcements, penalties, recalls, and other adverse actions.

We are subject to a broad range of federal, state, local, and foreign laws and regulations including those intended to protect public and worker health and safety, natural resources and the environment. Our operations, including our outsourced private brand manufacturing partners, are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”) and various other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards. In addition, we and our outsourced private brand manufacturing partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. These laws and regulations also govern our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly, or indirectly through our outsourced private brand manufacturing partners) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities or costs of compliance, and the impacts on us of any non-compliance, with any such laws and regulations could materially and adversely affect our business, financial condition, and results of operations. In addition, changes in the laws and regulations to which we are subject could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy.

Among other regulatory requirements, the FDA reviews the inclusion of certain claims in pet food labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the regulatory requirements applicable to drugs. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the policy articulated in the FDA’s guidance and in other claim-specific guidance, the FDA may disagree or may classify some of our products differently than we do and may impose more stringent regulations which could lead to alleged regulatory violations, enforcement actions and product recalls. In addition, we may produce new products in the future that may be subject to FDA pre-market review before we can market and sell such products.

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

We may inadvertently not comply with various state or federal regulations covering our pet health business, which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our licenses.

The sale and delivery of prescription pet medications and the provision of pharmacy and telehealth services are generally governed by federal and state laws and regulations, and are subject to extensive oversight by state and federal governmental authorities. Governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the applicable laws and regulations and they continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. We are currently and may in the future continue to be subject to routine administrative inquiries related to our pharmacy and telehealth services businesses. We cannot assure you that we will not be subject to reprimands, sanctions, probations or fines, or that one or more of our licenses will not be suspended or revoked, or that our ability to offer pharmacy and telehealth services will not be challenged, in connection with these complaints or otherwise.

Our insurance and pharmacy businesses also involve the provision of professional services, that could expose us to professional liability claims. Our pharmacy business is subject to risks inherent in the dispensing, packaging and distribution of drugs and other health care products and services, including claims related to purported dispensing and other operational errors. Any failure to adhere to the laws and regulations applicable to the dispensing of drugs could subject our businesses to administrative, civil and criminal penalties.

If we are unable to maintain the licenses granted by relevant state authorities in connection with our insurance and pharmacy businesses, or if we become subject to actions by the FDA or other regulators, our dispensing of prescription medications to pet parents could cease and we may be subject to reprimands, sanctions, probations or fines, which could have a material adverse effect on our business, financial condition, and results of operations.

Resistance from veterinarians to authorize prescriptions, or their efforts to discourage pet owners from purchasing from us could cause our sales to decrease and could adversely affect our financial condition and results of operations.

The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with authorization from a prescribing veterinarian. Some veterinarians resist providing customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under applicable law. Certain veterinarians have also tried to discourage pet owners from purchasing prescription medication from Internet mail order pharmacies. If the number of veterinarians who refuse to authorize prescriptions to our pharmacy staff increases, or if veterinarians are successful in discouraging pet owners from purchasing from us, our sales could decrease and our financial condition and results of operations may be materially adversely affected.

We face significant competition from veterinarians and other retailers and may not be able to compete profitably with them.

We compete with veterinarians for the sale of pet medications and other health products. Veterinarians hold a competitive advantage because many pet owners may find it more convenient or preferable to purchase prescription medications directly from their veterinarians at the time of an office visit. We also compete with online and traditional retailers, who may hold a competitive advantage because of longer operating histories, established brand names, greater resources, and/or a more established customer base.

Failure to comply with federal and state laws and regulations relating to privacy, data protection, marketing and advertising and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection, marketing and advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.

We rely on a variety of marketing techniques, including email and social media marketing and postal mailings, and we are subject to various laws and regulations that govern such marketing and advertising practices. A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising which we rely upon to attract new customers. In addition, we also collect, store, and transmit employees’ health information for certain reasons, such as administering employee benefits; accommodating disabilities and injuries; complying with public health requirements; and maintaining employee safety in the workplace.

Laws and regulations relating to privacy, data protection, cybersecurity, marketing and advertising, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers, suppliers or others, or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy, data protection, cybersecurity or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government and state governments have enacted, have considered or are considering enacting, legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially and adversely affect our business, financial condition, and results of operations.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, cybersecurity, consumer protection, and advertising. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of selling their data to third parties and provides a new cause of action for data breaches. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses conducting activities in California in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023, and will be enforced effective from July 1, 2023. Other states in which we operate have also enacted laws similar to CPRA and similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, impose fines and other penalties or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

Our ability to utilize net operating loss and tax credit carryforwards, and other tax attributes may be subject to certain limitations.

Our ability to use our federal and state net operating losses and tax credits, and other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our accumulated tax benefits. In addition, Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), contain rules that impose an annual limitation on the ability of a company with net operating loss and tax credit carryforwards that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock (by value) over a three-year period, to utilize its net operating loss carryforwards in years after the ownership change. These rules generally operate by focusing on ownership changes among holders owning directly or indirectly 5% or more of the shares of stock of a company or any change in ownership arising from a new issuance of shares of stock by such company. If a company’s income in any year is less than the annual limitation prescribed by Sections 382 and 383 of the Code, the unused portion of such limitation amount may be carried forward to increase the limitation (and net operating loss and tax credit carryforward utilization) in subsequent tax years.

In addition to the aforementioned federal income tax implications pursuant to Sections 382 and 383 of the Code, most states follow the general provisions of Sections 382 and 383 of the Code, either explicitly or implicitly resulting in separate state net operating loss and tax credit limitations.

We may be unable to adequately protect our intellectual property rights. Additionally, we may be subject to intellectual property infringement claims or other allegations, which could result in substantial damages and diversion of management’s efforts and attention.

We regard our brand, customer lists, trademarks, trade dress, domain names, trade secrets, patents, proprietary technology and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our products are, or may be made, available. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

We might be required to spend significant resources to monitor and protect our intellectual property rights. For example, we have initiated and may again initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition, and results of operations.

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

Additionally, we are subject to U.S. federal, state, and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. This includes, but is not limited to, laws related to the terms and conditions of employment; unlawful discrimination, harassment, retaliation, or failure to accommodate; and wrongful termination. Compliance with these laws, including the remediation of any alleged violation, may have a material adverse effect on our business or results of operations.

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

Uncertainties in economic conditions, industry trends, and market conditions, and their impact on the pet products market, could adversely impact our business, financial condition, and results of operations.

Our results of operations are sensitive to changes in certain macro-economic conditions that impact the pet products market, which could adversely impact our business, financial condition, and results of operations. Factors such as inflation and rising interest rates can adversely affect us by increasing costs of materials and labor. In a highly inflationary environment, we may be unable to raise the price of our products and services at or above the rate of inflation, which could reduce our profitability. In addition, our cost of capital, labor and materials can increase, which could have an adverse impact on our business, financial condition, and results of operations. Deflation could cause an overall decrease in spending and borrowing capacity, which could lead to deterioration in economic conditions and employment levels. Deflation could also cause the value of our inventories to decline. Other uncertainties in economic conditions that impact the pet products market and its participants, such as our vendors, suppliers, and investors, may also adversely affect our business, financial condition, and results of operations.

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

Several of our fulfillment centers, customer service centers, and corporate offices are located in Florida, Texas, and other areas that are susceptible to hurricanes, sea-level rise, earthquakes, and other natural disasters and severe weather events (including those resulting from climate change). Recent intense weather conditions may cause property insurance premiums to significantly increase in the future. We recognize that the frequency and intensity of severe weather events, sea-level rise, and other climatic changes may continue to increase, and as a result, our exposure to these events may increase. A potential result of climate change is more frequent or severe natural disasters or weather events. To the extent such natural disasters or weather events do become more frequent or severe, disruptions to our business and costs to repair facilities or maintain or resume operations could increase. The long-term impacts of climate change, whether involving physical risks or transition risks, may be widespread and unpredictable. These changes over time could also affect, for example, the availability and cost of our products, insurance, commodities and energy (including utilities), which in turn may impact our ability to procure those certain goods or services required for the operation of our business.Therefore, we may experience certain risks, including higher costs, such as uninsured property losses and higher insurance premiums, as well as unexpected disruptions to our business and operations, which could materially and adversely affect our business, financial condition and results of operations.

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

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. As a result of future strategic transactions, we might need to issue additional equity securities, spend our cash, or incur debt (which may only be available on unfavorable terms, if at all), contingent liabilities, impairment charges, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business. If we are unable to identify suitable acquisitions, investments or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, offerings and products effectively, our business, financial condition, and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses or investments may not meet or exceed our expectations or desired objectives.

Our business results could be adversely affected if our entry into the pet insurance market is unsuccessful.

We have expanded our business into the pet insurance market. As a new entrant, we face many competitive challenges including competing successfully with incumbent pet insurance providers who have long operating histories, large customer bases, high brand recognition and greater financial, technical, marketing and other resources than we do. To compete effectively, we may need to invest significant resources to create brand awareness and build our reputation in the market, and our efforts at building, maintaining and enhancing our reputation could fail. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, financial condition, and results of operations. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

Regulation of the sale of insurance for pets is subject to change, and future regulations could harm our business, operating results, and financial condition.

The laws and regulations governing the offer, sale and purchase of insurance for pets are subject to change, and future changes may be adverse to our business. For example, if a jurisdiction were to alter the requirements for obtaining or maintaining an agent's license in connection with the enrollment of a member, it could have an adverse effect on our operations. Some states in the U.S. have adopted, and others are expected to adopt, new laws and regulations related to the pet insurance industry. Although model laws are available to guide individual states and business, it is difficult to predict how these or any other new laws and regulations will impact our business, but, in some cases, changes in insurance laws, regulations and guidelines may be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S.

Our strategy may include the expansion of our operations to international markets. Although some of our executive officers have experience in international business from prior positions, we have minimal experience with operations outside the U.S. Our ability to successfully execute this strategy is affected by many of the same operational risks we face in expanding our U.S. operations. In addition, our international expansion may be adversely affected by: our ability to identify and gain access to local suppliers; our ability to staff, develop, and manage foreign operations as a result of distance, language, and cultural differences; our ability to obtain and protect relevant trademarks, domain names, and other intellectual property; and local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we operate or intend to operate in the future, including limitations on the repatriation and investment of funds and foreign currency exchange restrictions. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and other barriers to trade. Further, the extent and impact of any sanctions imposed in connection with the escalation of hostilities between Russia and Ukraine, or other geopolitical events, may cause additional financial market volatility and impact the global economy and also impact our strategy of expansion into international markets.

Risks Related to Our Industry

Competition in the pet products and services health and retail industries, especially Internet-based competition, is strong and presents an ongoing threat to the success of our business.

The pet products and services health and retail industries is very competitive. We compete with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers, including e-tailers, many of which are larger than us and have significantly greater capital resources than we do. We also compete with a number of specialty pet supply stores and independent pet stores, catalog retailers and other specialty e-tailers.

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

We have been able to compete successfully by differentiating ourselves from our competitors by providing a large selection of high-quality pet food, treats and supplies, competitive pricing, convenience and exceptional customer service. If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if we fail to otherwise positively differentiate our product offering or customer experience from our competitors, our business, financial condition, and results of operations could be materially and adversely affected. In particular, a key component of our business strategy is to rely on our reputation for exceptional customer service. This is done, in part, by recruiting, hiring, training, and retaining employees who share our core values of delivering superior service to our customers and caring about the needs of pet parents and partners. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business, financial condition, and results of operations may be materially and adversely affected. In addition, if we are unable to maintain our current levels of customer service and our reputation for customer service as we grow or otherwise, our net sales may not continue to grow or may decline, and our business, financial condition, and results of operations may be materially and adversely affected.

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

We expect competition in the pet products and services health and retail industries, in particular Internet-based competition, generally to continue to increase. If we fail to compete successfully, our business, financial condition, and results of operations could be materially and adversely affected.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business, financial condition, and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could adversely affect our growth. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website and mobile applications by consumers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could harm our business, financial condition, and results of operations.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our website and mobile applications and our financial results.

On June 21, 2018, the Supreme Court of the United States (the “Supreme Court”) overturned a prior decision under which e-tailers had not been required to collect sales tax unless they had a physical presence in the buyer’s state. As a result, a state may now enforce or adopt laws requiring e-tailers to collect and remit sales tax even if the e-tailer has no physical presence within the taxing state provided certain conditions are met. In response, an increasing number of states have adopted or are considering adopting laws or administrative practices, with or without notice, that impose sales or similar value added or consumption taxes on e-commerce activity, as well as taxes on all or a portion of gross revenue or other similar amounts earned by an e-tailer from sales to customers in the state. Since October 28, 2018, we have collected sales tax on sales and remitted such tax to the extent required in the states to which we ship. If any state were to assert that we have any liability for sales tax for prior periods and seek to collect such tax in arrears and/or impose penalties for past non-payment of taxes, it could have an adverse effect on us.

New laws or regulations, the application of laws and regulations from jurisdictions, including other countries whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could similarly result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on us, including by way of creating additional administrative burdens on us. For instance, the Supreme Court’s decision and the enactment and enforcement of laws resulting therefrom could also impact where we are required to file state income taxes. As a result, our effective income tax rate as well as the cost and growth of our business could be materially and adversely affected, which could in turn have a material adverse effect on our financial condition and results of operations. New or revised taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

We are also subject to U.S. federal and state laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties. We cannot predict the effect of current attempts to impose sales, income or other taxes or fees on e-commerce. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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

The terms of our revolving credit facility may restrict our ability to pay dividends.

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
•business combinations involving us;
•business opportunities that may be attractive to us and PetSmart or its subsidiaries; and
•intellectual property or other proprietary rights.

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
•changes in operating performance and stock market valuations of other retail or technology companies generally, or those in our industry in particular, including as a result of uncertainties in economic conditions, industry trends, and market conditions;
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
•general economic conditions, industry trends, and market conditions in the U.S.;
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

As of March 15, 2023, affiliates of BC Partners beneficially owned more than 50% of our outstanding shares of common stock and, together with its affiliates, exercised control over more than 95% of the voting power of our outstanding common stock. So long as BC Partners and/or its affiliates remain our controlling stockholder they will be able to control, directly or indirectly, and subject to applicable law, all matters affecting us, including:
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

As of March 15, 2023, affiliates of BC Partners control a majority of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be acceptable or available due to factors beyond our control, such as rising interest rates, uncertainty in financial markets, or economic instability, and our failure to raise capital when needed could harm our business. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our Class A common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.

We are subject to U.S. federal, U.S. state income taxes and Chinese income taxes. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Such changes may have a material impact on us.

Most recently, on August 16, 2022, legislation commonly known as the Inflation Reduction Act (the “IRA”) was signed into law. Among other things, the IRA includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. Any change in current federal, state, local or non-U.S. tax law, facts or any significant variance of our current interpretation of current legislation or future legislation from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could materially and adversely affect our business, financial condition, and results of operations.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of NYSE. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors and make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements can have a material adverse effect on our operations, business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease and operate our corporate offices in five locations, including our co-headquarters in Florida and Massachusetts. In addition, we lease and operate fulfillment centers in seventeen locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate customer service centers in four locations. The following table sets forth the location, use, and size of certain of our properties as of March 15, 2023:

Use	Location	Square Footage
Corporate office (1)	7700 W. Sunrise Boulevard, Plantation, FL 33322	221,597
Corporate office	343 Congress Street, Boston, MA 02210	75,009
Corporate office	1110 112th Ave NE, Bellevue, WA 98004	43,509
Corporate office	150 South 5th Street, Suite 800, Minneapolis, MN 55402	39,678
Corporate office	1624 Normac Road, Woburn, MA 01801	30,000
Fulfillment center	600 New Commerce Boulevard, Wilkes-Barre, PA 18706	808,160
Fulfillment center	255 S. 143rd Avenue, Goodyear, AZ 85338	801,424
Fulfillment center	15999 South Outer Road, Belton, MO 64012	796,013
Fulfillment center	8001 N Virginia Street, Reno, NV 89506	795,926
Fulfillment center	100 Goodman Drive, Etters, PA 17319	732,000
Fulfillment center	1281 Couchville Pike, Mt. Juliet, TN 37122	691,920
Fulfillment center	3280 Lightner Road, Dayton, OH 45377	690,500
Fulfillment center	255 Front Creek Road, Salisbury, NC 28146	690,500
Fulfillment center	37 Archbald Heights Road, Jessup, PA 18434	690,500
Fulfillment center	13250 Crosby Fwy, Houston, TX 77049	687,902
Fulfillment center	7243 Grady Niblo Road, Dallas, TX 75236	663,000
Fulfillment center	3380 N.W. 35 Avenue Road, Ocala, FL 34475	611,676
Fulfillment center	40 Dauphin Drive, Mechanicsburg, PA 17050	604,333
Fulfillment center	1974 Innovation Boulevard, Clayton, IN 46118	597,844
Fulfillment center	385 Milan Drive, McCarran, NV 89434	566,866
Fulfillment center	360 Research Drive, Pittston, PA 18640	155,000
Fulfillment center	11403 Bluegrass Parkway, Suite 650, Louisville, KY 40299	40,668
Customer service center	3251 Hollywood Boulevard, Hollywood, FL 33021	100,928
Customer service center	930 E. Campbell Road, Suite 200, Richardson, TX 75081	57,120
Customer service center	1950 N. Stemmons Freeway, Dallas, TX 75207	51,934
Customer service center	3621 Fern Valley Road, Louisville, KY 40219	25,274
(1) During Fiscal Year 2022, we transitioned corporate functions from Dania Beach, Florida to Plantation, Florida, which serves as our corporate co-headquarters.

We believe that all of our properties have been adequately maintained, are in good condition, and are generally suitable and adequate for our current needs.

Item 3. Legal Proceedings

Information concerning legal proceedings is provided in Item 8 of Part II, “Financial Statements and Supplementary Data–Note 7 – Commitments and Contingencies–Legal Matters” and is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers
The following information relates to our executive officers:

Name	Age	Position
Sumit Singh	43	Chief Executive Officer and Director
Mario Marte	47	Chief Financial Officer
Satish Mehta	58	Chief Technology Officer
Susan Helfrick	56	General Counsel and Secretary

Sumit Singh
Mr. Singh has served as our Chief Executive Officer since March 2018 and as a Director on our board of directors since April 2019. He also served as our Chief Operating Officer from September 2017 to March 2018. In 2020, he was inducted into the Bloomberg 50 List of Global Leaders. Prior to joining Chewy, Mr. Singh held senior leadership positions at Amazon, Inc. (“Amazon”), where from 2015 to 2017, he served as Worldwide Director of Amazon’s Consumables (i.e., fresh and pantry) businesses and, from 2013 to 2015, as General Manager for Amazon’s North American merchant fulfillment and third-party businesses. Prior to Amazon, Mr. Singh served in senior management positions at Dell Technologies, Inc. Mr. Singh has served on the board of directors of Booking Holdings Inc. since April 2022. Mr. Singh holds a Bachelor of Technology degree from Punjab Technical University and a Master of Science degree in Engineering from the University of Texas at Austin, where, in 2019, he was inducted into the Academy of Distinguished Alumni for outstanding achievement and currently serves on the University of Texas Engineering Advisory Board. He also holds a Master of Business Administration degree from the University of Chicago, Booth School of Business.

Mario Marte
Mr. Marte has served as our Chief Financial Officer since September 2018. Mr. Marte joined Chewy in April 2015 and previously served as Vice President—Finance & Treasurer. Mr. Marte previously served as the Vice President—Financial Planning & Analysis for Hilton Worldwide Holdings, Inc. (“Hilton”), and in various other roles at Hilton, American Airlines Group Inc. and Accenture LLC. Mr. Marte has served on the board of directors of Best Buy Co., Inc. since January 2021. Mr. Marte holds a Bachelor of Science degree in Computer Engineering from the University of South Florida, and a Master of Business Administration degree from Duke University’s Fuqua School of Business.

Satish Mehta
Mr. Mehta has served as our Chief Technology Officer since June 2018. From July 2017 to June 2018, Mr. Mehta served as Vice President—Data and Analytics Solutions for UnitedHealth Group Incorporated. Prior to that, Mr. Mehta served in various capacities at Staples Inc., including serving as their Vice President, Price—Data & Analytics, Omni-Channel and Innovation Labs from January 2014 to July 2017. Mr. Mehta’s experience also includes over eight years of service, from November 2005 to January 2014, at Yahoo!, in various positions including as their Senior Director, Global Data and Ad Tech. Mr. Mehta has served on the board of directors of Express, Inc. since December 2022. Mr. Mehta holds a Bachelor of Science degree in Physics and Math from Jawaharlal Nehru University, and a Master of Business Administration degree from California Miramar University.

Susan Helfrick
Ms. Helfrick has served as our General Counsel since December 2014 and as our Secretary since October 2015. From February 2009 to July 2014, Ms. Helfrick served as the General Counsel Americas and Executive Vice President at GfK SE. Ms. Helfrick previously served as Assistant General Counsel and Vice President of The Goldman Sachs Group, Inc. from August 2007 to January 2009, as well as Managing Director and Associate General Counsel of HSBC Holdings plc from May 2005 to August 2007. Ms. Helfrick’s experience also includes serving as a Director at UBS Group AG from May 2000 to May 2005, an Associate at Skadden, Arps, Slate, Meagher & Flom LLP from May 1997 to May 2000, and as a staff attorney at the Securities and Exchange Commission from May 1995 to May 1997. Ms. Helfrick holds a Master of Laws degree from Georgetown University Law Center, a Master of Business Administration degree from Cornell Jonson Graduate School of Management, a Juris Doctor degree from the Dickinson School of Law at Pennsylvania State University, and a Bachelor of Arts degree from the University of Pittsburgh.

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

Holders of Common Stock

As of the close of business on March 15, 2023, there were 131 stockholders of record of our Class A common stock and 3 stockholders of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the thirteen weeks ended January 29, 2023.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the thirteen weeks ended January 29, 2023.

Cumulative Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chewy, Inc. under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return to stockholders of our Class A common stock relative to the cumulative total returns of the S&P 500 Index and DJ Internet Commerce Index. An investment of $100 is assumed to have been made in our Class A common stock and in the indices on June 14, 2019, the date our Class A common stock began trading on the NYSE, and their relative performance is tracked through January 29, 2023. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
for Chewy Inc., the S&P 500 Index,
and the DJ Internet Commerce Index
$350
$300
$250
$200
$150
$100
$50
$0
Jul 19
Oct 19
Jan 20
Apr 20
Jul 20
Oct 20
Jan 21
Apr 21
Jul 21
Oct 21
Jan 22
Apr 22
Jul 22
Oct 22
Jan 23
Chewy, Inc.
S&P 500 Index
DJ Internet Commerce Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for fiscal year 2022 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-K Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and services, as well as the around-the-clock convenience, that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products and expanded menu of service offerings, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and partners and continually develop innovative ways for our customers to engage with us. We partner with more than 3,500 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our website and mobile applications, we offer our customers more than 110,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

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

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2022 fiscal year ended January 29, 2023 and included 52 weeks (“Fiscal Year 2022”). Our 2021 fiscal year ended January 30, 2022 and included 52 weeks (“Fiscal Year 2021”). Our 2020 fiscal year ended January 31, 2021 and included 52 weeks (“Fiscal Year 2020”).

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	Fiscal Year			% change
(in thousands, except net sales per active customer, per share data, and percentages)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Financial and Operating Data
Net sales	$10,098,939	$8,890,773	$7,146,264	13.6%	24.4%
Net income (loss) (1)	$49,232	$(73,817)	$(92,486)	166.7%	20.2%
Net margin (1)	0.5%	(0.8)%	(1.3)%
Adjusted EBITDA (2)	$305,938	$78,552	$85,157	289.5%	(7.8)%
Adjusted EBITDA margin (2)	3.0%	0.9%	1.2%
Adjusted net income (2)	$225,783	$11,491	$36,722	n/m	(68.7)%
Earnings (loss) per share, basic and diluted (1)	$0.12	$(0.18)	$(0.23)	166.7%	21.7%
Adjusted earnings per share, basic and diluted (2)	$0.53	$0.03	$0.09	n/m	(66.7)%
Net cash provided by operating activities	$349,572	$191,739	$132,755	82.3%	44.4%
Free cash flow (2)	$119,282	$8,553	$2,012	n/m	n/m
Active customers	20,405	20,663	19,206	(1.2)%	7.6%
Net sales per active customer	$495	$430	$372	15.1%	15.6%
Autoship customer sales	$7,370,416	$6,245,011	$4,889,485	18.0%	27.7%
Autoship customer sales as a percentage of net sales	73.0%	70.2%	68.4%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $163.2 million, $85.3 million, and $129.2 million, for Fiscal Year 2022, Fiscal Year 2021, and Fiscal Year 2020, respectively.

(2) Adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted basic and diluted earnings per share, and free cash flow are non-GAAP financial measures. See “Non-GAAP Financial Measures” below.

We define net margin as net income (loss) divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-K Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization; share-based compensation expense and related taxes; income tax provision; interest income (expense), net; management fee expense; transaction related costs; changes in the fair value of equity warrants; and litigation matters and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

We believe it is useful to exclude non-cash charges, such as depreciation and amortization, share-based compensation expense and management fee expense from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision; interest income (expense), net; transaction related costs; changes in the fair value of equity warrants; and litigation matters and other items which are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•adjusted EBITDA does not reflect transaction related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or planned transaction and include changes in the fair value of equity warrants, litigation matters, integration consulting fees, internal salaries and wages (to the extent the individuals are assigned full-time to integration and transformation activities) and certain costs related to integrating and converging IT systems; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

(in thousands, except percentages)	Fiscal Year
Reconciliation of Net Income (Loss) to Adjusted EBITDA	2022	2021	2020
Net income (loss)	$49,232	$(73,817)	$(92,486)
Add:
Depreciation and amortization	83,307	55,009	35,664
Share-based compensation expense and related taxes	163,211	85,308	129,208
Interest (income) expense, net	(9,291)	1,639	2,022
Change in fair value of equity warrants	13,340	—	—
Income tax provision	2,646	—	—
Transaction related costs	3,953	2,423	2,369
Other	(460)	7,990	7,080
Management fee expense (1)	—	—	1,300
Adjusted EBITDA	$305,938	$78,552	$85,157
Net sales	$10,098,939	$8,890,773	$7,146,264
Net margin	0.5%	(0.8)%	(1.3)%
Adjusted EBITDA margin	3.0%	0.9%	1.2%
(1) Management fee expense allocated to us by PetSmart LLC (“PetSmart”) for organizational oversight and certain limited corporate functions provided by its sponsors. Although we are not a party to the agreement governing the management fee, this management fee is reflected as an expense in our consolidated financial statements during Fiscal Year 2020.

Adjusted Net Income (Loss) and Adjusted Basic and Diluted Earnings (Loss) per Share

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-K Report adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share, which represent non-GAAP financial measures. We calculate adjusted net income (loss) as net income (loss) excluding share-based compensation expense and related taxes as well as changes in the fair value of equity warrants. We calculate adjusted basic and diluted earnings (loss) per share by dividing adjusted net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period. We have provided a reconciliation below of adjusted net income (loss) to net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share in this 10-K Report because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted net income and adjusted basic and diluted earnings (loss) per share facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable gains and losses that do not represent a component of our core business operations. We believe it is useful to exclude non-cash share-based compensation expense because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude changes in the fair value of equity warrants, because the associated variable gains and losses are not a component of our core business operations. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share have limitations as financial measures and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Other companies may calculate adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share differently, which reduces their usefulness as comparative measures. Because of these limitations, you should consider adjusted net income (loss) and adjusted basic and diluted earnings (loss) alongside other financial performance measures, including various cash flow metrics, net income (loss), basic and diluted earnings (loss) per share, and our other GAAP results.

The following table presents a reconciliation of net income (loss) to adjusted net income (loss), as well as the calculation of adjusted basic and diluted earnings (loss) per share, for each of the periods indicated.

(in thousands, except per share data)	Fiscal Year
Reconciliation of Net Income (Loss) to Adjusted Net Income	2022	2021	2020
Net income (loss)	$49,232	$(73,817)	$(92,486)
Add:
Share-based compensation expense and related taxes	163,211	85,308	129,208
Change in fair value of equity warrants	13,340	—	—
Adjusted net income	$225,783	$11,491	$36,722
Weighted-average common shares used in computing adjusted earnings (loss) per share:
Basic	422,331	417,218	407,240
Effect of dilutive share-based awards (1)	5,439	10,068	12,937
Diluted (1)	427,770	427,286	420,177
Earnings (loss) per share attributable to common Class A and Class B stockholders
Basic	$0.12	$(0.18)	$(0.23)
Diluted (1)	$0.12	$(0.18)	$(0.23)
Adjusted basic	$0.53	$0.03	$0.09
Adjusted diluted (1)	$0.53	$0.03	$0.09
(1) For Fiscal Year 2021 and Fiscal Year 2020, our calculation of adjusted diluted earnings per share attributable to common Class A and Class B stockholders requires an adjustment to the weighted-average common shares used in the calculation to include the weighted-average dilutive effect of share-based awards.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

(in thousands)	Fiscal Year
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	2022	2021	2020
Net cash provided by operating activities	$349,572	$191,739	$132,755
Deduct:
Capital expenditures	(230,290)	(183,186)	(130,743)
Free Cash Flow	$119,282	$8,553	$2,012

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

Fulfillment costs represent costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing, and related transaction costs and responding to inquiries from customers. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards.

Advertising and Marketing

Advertising and marketing expenses consist of advertising and payroll related expenses for personnel engaged in marketing, business development and selling activities.

Interest Income (Expense), net

We generate interest income from our cash and cash equivalents and marketable securities. We incur interest expense from our credit facilities and finance leases.

Other Income (Expense), net

Our other income (expense), net consists of changes in the fair value of equity warrants and investments, foreign currency transaction gains and losses, and allowances for credit losses.

Presentation of Results of Consolidated Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Consolidated Operations and Liquidity and Capital Resources includes a comparison of Fiscal Year 2022 to Fiscal Year 2021. A similar discussion and analysis which compares Fiscal Year 2021 to Fiscal Year 2020 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC on March 29, 2022, and is incorporated herein by reference.

Results of Consolidated Operations

The following tables set forth our results of operations for the fiscal years presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Fiscal Year
				% change		% of net sales
(in thousands, except percentages)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020	2022	2021	2020
Consolidated Statements of Operations
Net sales	$10,098,939	$8,890,773	$7,146,264	13.6%	24.4%	100.0%	100.0%	100.0%
Cost of goods sold	7,268,034	6,517,191	5,325,457	11.5%	22.4%	72.0%	73.3%	74.5%
Gross profit	2,830,905	2,373,582	1,820,807	19.3%	30.4%	28.0%	26.7%	25.5%
Operating expenses:
Selling, general and administrative	2,125,766	1,826,858	1,397,969	16.4%	30.7%	21.0%	20.5%	19.6%
Advertising and marketing	649,386	618,902	513,302	4.9%	20.6%	6.4%	7.0%	7.2%
Total operating expenses	2,775,152	2,445,760	1,911,271	13.5%	28.0%	27.4%	27.5%	26.7%
Income (loss) from operations	55,753	(72,178)	(90,464)	177.2%	20.2%	0.6%	(0.8)%	(1.3)%
Interest income (expense), net	9,291	(1,639)	(2,022)	n/m	18.9%	0.1%	—%	—%
Other expense, net	(13,166)	—	—	n/m	—%	(0.1)%	—%	—%
Income (loss) before income tax provision	51,878	(73,817)	(92,486)	170.3%	20.2%	0.5%	(0.8)%	(1.3)%
Income tax provision	2,646	—	—	n/m	—%	—%	—%	—%
Net income (loss)	$49,232	$(73,817)	$(92,486)	166.7%	20.2%	0.5%	(0.8)%	(1.3)%
n/m - not meaningful

Net Sales

	Fiscal Year			2022 vs. 2021		2021 vs. 2020
(in thousands, except percentages)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Consumables	$7,145,414	$6,102,367	$4,967,673	$1,043,047	17.1%	$1,134,694	22.8%
Hardgoods	1,215,689	1,305,937	1,153,639	(90,248)	(6.9)%	152,298	13.2%
Other	1,737,836	1,482,469	1,024,952	255,367	17.2%	457,517	44.6%
Net sales	$10,098,939	$8,890,773	$7,146,264	$1,208,166	13.6%	$1,744,509	24.4%

Net sales for Fiscal Year 2022 increased by $1.2 billion, or 13.6%, to $10.1 billion compared to $8.9 billion for Fiscal Year 2021. This increase was primarily due to increases in spending per customer from our large and stable customer base. Net sales per active customer increased $65, or 15.1%, to $495 in Fiscal Year 2022 compared to Fiscal Year 2021, driven by growth across our consumables and healthcare businesses, partially offset by a decline in sales in discretionary products, mainly hardgoods. Additionally, our active customer base decreased by 0.3 million, or 1.2%, year-over-year.

Cost of Goods Sold and Gross Profit

Cost of goods sold for Fiscal Year 2022 increased by $750.8 million, or 11.5%, to $7.3 billion compared to $6.5 billion in Fiscal Year 2021. This increase was primarily due to a 4.2% increase in orders shipped as well as an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis and lower as a percentage of net sales compared to Fiscal Year 2021, reflecting pricing strength, favorable changes in our mix of sales, and supply chain efficiency gains across our fulfillment network.

Gross profit for Fiscal Year 2022 increased by $457.3 million, or 19.3%, to $2.8 billion compared to $2.4 billion in Fiscal Year 2021. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for Fiscal Year 2022 increased by approximately 130 basis points compared to Fiscal Year 2021, primarily due to margin expansion across our consumables and hardgoods businesses.

Selling, General and Administrative

Selling, general and administrative expenses for Fiscal Year 2022 increased by $298.9 million, or 16.4%, to $2.1 billion compared to $1.8 billion in Fiscal Year 2021. This was primarily due to an increase of $165.7 million in facilities expenses and other general and administrative expenses, principally due to business growth and new initiatives as well as the opening and operating of new corporate offices in Plantation, Florida, and Seattle, Washington. This also included an increase of $77.9 million in non-cash share-based compensation expense and related taxes as well as an increase of $55.3 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the opening and operating of three fulfillment centers and two healthcare fulfillment centers.

Advertising and Marketing

Advertising and marketing expenses for Fiscal Year 2022 increased by $30.5 million, or 4.9%, to $649.4 million compared to $618.9 million in Fiscal Year 2021. Our marketing expenses increased due to additional investment in our upper funnel marketing channels as well as expansion into new channels, contributing to new customer acquisition and an increase in wallet share from our large and stable customer base during Fiscal Year 2022.

Interest Income (Expense), net

Interest income for Fiscal Year 2022 increased by $10.9 million, to $9.3 million compared to interest expense of $1.6 million in Fiscal Year 2021. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Other Income (Expense), net

Other expenses for Fiscal Year 2022 were $13.2 million and consisted of a change in the fair value of equity warrants, partially offset by foreign currency transaction gains.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations and equity offerings. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable fixed income securities, and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $330.4 million as of January 29, 2023, a decrease of $272.6 million from January 30, 2022, primarily driven by our investment in marketable securities during Fiscal Year 2022. Marketable fixed income securities consist primarily of U.S. treasury securities, certificates of deposit, and commercial paper and totaled $346.9 million as of January 29, 2023.

We believe that our cash and cash equivalents, marketable securities, and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements, and contractual obligations for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of this 10-K Report. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

We have contractual obligations and other commitments that will need to be funded in the future, in addition to our working capital, capital expenditures and other strategic initiatives. Material contractual obligations generally relate to operating and real estate lease obligations.

Operating and real estate lease obligations relate to fulfillment and customer service centers, corporate offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2034. Real estate obligations include legally binding minimum lease payments for operating lease arrangements which have not yet commenced. As of January 29, 2023, operating and real estate lease obligations included legally binding minimum lease payments of $877.5 million. For additional information related to real estate and operating leases, see Note 9 – Leases, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

2020 Equity Offering

During Fiscal Year 2020, we issued and sold 5,865,000 shares of Class A common stock at a public offering price of $54.40 per share, raising $318.4 million in net proceeds after deducting offering costs of $0.6 million. For additional information, see Note 10 – Stockholders’ Equity (Deficit), in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Cash Flows

	Fiscal Year
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$349,572	$191,739	$132,755
Net cash used in investing activities	$(615,484)	$(193,272)	$(123,695)
Net cash (used in) provided by financing activities	$(6,726)	$41,267	$342,197

Operating Activities

Net cash provided by operating activities was $349.6 million for Fiscal Year 2022, which primarily consisted of $49.2 million of net income, non-cash adjustments such as depreciation and amortization expense of $83.3 million and share-based compensation expense of $158.1 million, and a cash increase of $27.2 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in payables, partially offset by an increase in inventories and other current assets.

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

Investing Activities

Net cash used in investing activities was $615.5 million for Fiscal Year 2022, which primarily consisted of $343.8 million for the purchase of marketable securities, net of proceeds from maturities, $230.3 million of capital expenditures, and $40.0 million for cash paid for acquisitions of businesses, net of cash acquired. Capital expenditures were related to the launch of new fulfillment centers, the launch and expansion of corporate offices, and the capitalization of labor and license costs associated with software development for internal use.

Net cash used in investing activities was $193.3 million for Fiscal Year 2021, which primarily consisted of $183.2 million of capital expenditures and $10.1 million for the acquisition of rights to developed technology intangible assets. Capital expenditures were related to the launch of new fulfillment centers, the launch and expansion of corporate offices, and the capitalization of labor and license costs associated with software development for internal use.

Financing activities

Net cash used in financing activities was $6.7 million for Fiscal Year 2022, which primarily consisted of $2.8 million of payments made pursuant to the tax sharing agreement with related parties, $2.5 million for payments of tax withholdings related to vesting of share-based compensation awards, payment of debt modification costs, and principal repayments of finance lease obligations.

Net cash provided by financing activities was $41.3 million for Fiscal Year 2021, which primarily consisted of $43.7 million received pursuant to the tax sharing agreement with related parties, partially offset by the payment of debt modification costs and principal repayments of finance lease obligations.

ABL Credit Facility

On January 26, 2023, we amended our senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and now provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities up to $250 million, subject to customary conditions. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of January 29, 2023, which is reduced by standby letters of credit, we had $749.9 million of borrowing capacity under the ABL Credit Facility. As of January 29, 2023, we had no outstanding borrowings under the ABL Credit Facility.

For additional information with respect to our ABL Credit Facility, see Note 8 – Debt in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below involve a significant level of estimation uncertainty and have the greatest potential impact on our financial condition and results of operations and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates, assumptions, and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions, judgments, and conditions. See Note 2 – Basis of Presentation and Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report for a description of our significant accounting policies as well as a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this 10-K Report.

Income Taxes

Estimates of deferred income taxes reflect management’s assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the IRS, as well as actual operating results that may vary significantly from anticipated results. For additional information on deferred tax assets and liabilities, see Item 8 of Part II, “Financial Statements and Supplementary Data”, Note 12 – Income Taxes.

Financial Instruments

We hold derivative asset financial instruments in the form of equity warrants in other companies. These warrants are valued based on observable and unobservable inputs reflecting our assumptions, which are consistent with reasonably available assumptions made by other market participants. We utilize certain valuation techniques such as the Black-Scholes option-pricing model and the Monte Carlo simulation model to determine the fair value of equity warrants. The application of these models requires the use of a number of complex assumptions based on unobservable inputs, including the expected term, expected equity volatility, discounts for lack of marketability, cash flow projections, and probability with respect to vesting requirements.

For additional information on derivative financial instruments, see Item 8 of Part II, “Financial Statements and Supplementary Data”, Note 4 – Financial Instruments.

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

Interest Rate Risk

Our cash equivalents consist primarily of demand and money market accounts, U.S. Treasury securities, certificates of deposit, and commercial paper and have an original maturity date of 90 days or less. Our marketable securities consist primarily of investment grade short- to intermediate-term fixed-income securities, including U.S Treasury securities, certificates of deposit, and commercial paper and have an original maturity greater than 90 days and less than one year. The fair value of our cash and cash equivalents and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Any future borrowings incurred under our revolving credit facility will accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence. A 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

Item 8. Financial Statements and Supplementary Data

CHEWY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chewy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chewy, Inc. and subsidiaries (the “Company”) as of January 29, 2023, and January 30, 2022, the related consolidated statements of operations, and stockholders’ equity (deficit), and cash flows, for each of the years ended January 29, 2023, January 30, 2022, and January 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2023, and January 30, 2022, and the results of its operations and its cash flows for the years ended January 29, 2023, January 30, 2022, and January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Tempe, Arizona
March 22, 2023
We have served as the Company’s auditor since 2017.

CHEWY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	January 29, 2023	January 30, 2022
Assets
Current assets:
Cash and cash equivalents	$330,441	$603,079
Marketable securities	346,944	—
Accounts receivable	126,349	123,510
Inventories	675,520	560,430
Prepaid expenses and other current assets	41,067	36,513
Total current assets	1,520,321	1,323,532
Property and equipment, net	478,738	367,166
Operating lease right-of-use assets	423,423	372,693
Goodwill	39,442	—
Other non-current assets	53,152	22,890
Total assets	$2,515,076	$2,086,281
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,030,882	$883,316
Accrued expenses and other current liabilities	738,467	761,563
Total current liabilities	1,769,349	1,644,879
Operating lease liabilities	471,765	410,168
Other long-term liabilities	60,005	16,498
Total liabilities	2,301,119	2,071,545
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of January 29, 2023 and January 30, 2022	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 114,160,531 and 108,918,032 shares issued and outstanding as of January 29, 2023 and January 30, 2022, respectively	1,141	1,089
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 shares issued and outstanding as of January 29, 2023 and January 30, 2022, respectively	3,112	3,112
Additional paid-in capital	2,171,247	2,021,310
Accumulated deficit	(1,961,543)	(2,010,775)
Total stockholders’ equity	213,957	14,736
Total liabilities and stockholders’ equity	$2,515,076	$2,086,281

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year
	2022	2021	2020
Net sales	$10,098,939	$8,890,773	$7,146,264
Cost of goods sold	7,268,034	6,517,191	5,325,457
Gross profit	2,830,905	2,373,582	1,820,807
Operating expenses:
Selling, general and administrative	2,125,766	1,826,858	1,397,969
Advertising and marketing	649,386	618,902	513,302
Total operating expenses	2,775,152	2,445,760	1,911,271
Income (loss) from operations	55,753	(72,178)	(90,464)
Interest income (expense), net	9,291	(1,639)	(2,022)
Other expense, net	(13,166)	—	—
Income (loss) before income tax provision	51,878	(73,817)	(92,486)
Income tax provision	2,646	—	—
Net income (loss)	$49,232	$(73,817)	$(92,486)

Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.12	$(0.18)	$(0.23)
Diluted	$0.12	$(0.18)	$(0.23)
Weighted-average common shares used in computing earnings (loss) per share:
Basic	422,331	417,218	407,240
Diluted	427,770	417,218	407,240

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of February 2, 2020	401,368	4,014	$1,436,484	$(1,844,472)	$(403,974)
Issuance of Class A common stock, net of offering costs	5,865	59	318,329	—	318,388
Share-based compensation expense	—	—	121,265	—	121,265
Vesting of share-based compensation awards	7,533	74	(74)	—	—
Distribution to parent	280	3	(3)	—	—
Contribution from PetSmart	—	—	1,300	—	1,300
Tax sharing agreement with related parties	—	—	53,503	—	53,503
Net loss	—	—	—	(92,486)	(92,486)
Balance as of January 31, 2021	415,046	4,150	1,930,804	(1,936,958)	(2,004)
Share-based compensation expense	—	—	77,772	—	77,772
Vesting of share-based compensation awards	4,873	49	(49)	—	—
Distribution to parent	187	2	(2)	—	—
Tax sharing agreement with related parties	—	—	12,785	—	12,785
Net loss	—	—	—	(73,817)	(73,817)
Balance as of January 30, 2022	420,106	4,201	2,021,310	(2,010,775)	14,736
Share-based compensation expense	—	—	158,122	—	158,122
Vesting of share-based compensation awards	5,109	51	(51)	—	—
Tax withholdings for share-based compensation awards	(53)	(1)	(2,474)	—	(2,475)
Distribution to parent	187	2	(2)	—	—
Tax sharing agreement with related parties	—	—	(5,658)	—	(5,658)
Net income	—	—	—	49,232	49,232
Balance as of January 29, 2023	425,349	4,253	$2,171,247	$(1,961,543)	$213,957

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$49,232	$(73,817)	$(92,486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,307	55,009	35,664
Share-based compensation expense	158,122	77,772	121,265
Non-cash lease expense	39,470	32,958	25,996
Change in fair value of equity warrants	13,340	—	—
Other	1,069	595	306
Net change in operating assets and liabilities:
Accounts receivable	(2,735)	(22,811)	(20,221)
Inventories	(115,090)	(47,126)	(195,496)
Prepaid expenses and other current assets	(10,822)	(18,931)	(9,661)
Other non-current assets	1,114	(4,960)	(442)
Trade accounts payable	147,566	104,951	95,316
Accrued expenses and other current liabilities	8,245	125,655	186,895
Operating lease liabilities	(21,688)	(19,850)	(12,884)
Other long-term liabilities	(1,558)	(17,706)	(1,497)
Net cash provided by operating activities	349,572	191,739	132,755
Cash flows from investing activities
Capital expenditures	(230,290)	(183,186)	(130,743)
Cash paid for acquisition of business, net of cash acquired	(40,033)	—	—
Purchases of marketable securities	(543,761)	—	—
Proceeds from maturities of marketable securities	200,000	—	—
Other	(1,400)	—	(2,000)
Acquisition of assets	—	(10,086)	—
Cash reimbursements from PetSmart, net of advances	—	—	9,048
Net cash used in investing activities	(615,484)	(193,272)	(123,695)
Cash flows from financing activities
(Payments for) proceeds from tax sharing agreement with related parties	(2,828)	43,714	23,212
Payments for tax withholdings related to vesting of share-based compensation awards	(2,475)	—	—
Payment of debt modification costs	(750)	(1,584)	—
Principal repayments of finance lease obligations	(673)	(863)	(703)
Proceeds from issuance of common stock, net of offering costs	—	—	318,388
Contribution from PetSmart	—	—	1,300
Net cash (used in) provided by financing activities	(6,726)	41,267	342,197
Net (decrease) increase in cash and cash equivalents	(272,638)	39,734	351,257
Cash and cash equivalents, as of beginning of period	603,079	563,345	212,088
Cash and cash equivalents, as of end of period	$330,441	$603,079	$563,345
Supplemental disclosure of cash flow information
Cash paid for interest	$2,057	$2,051	$1,896

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

The Company is controlled by a consortium including private investment funds advised by BC Partners and its affiliates, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”). The Company was controlled by PetSmart LLC (“PetSmart”), a wholly-owned subsidiary of the Sponsors, through February 11, 2021.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”).

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2022 fiscal year ended January 29, 2023 and included 52 weeks (“Fiscal Year 2022”). The Company’s 2021 fiscal year ended January 30, 2022 and included 52 weeks (“Fiscal Year 2021”). The Company’s 2020 fiscal year ended January 31, 2021 and included 52 weeks (“Fiscal Year 2020”).

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

Key estimates relate primarily to determining the net realizable value and demand for inventory, useful lives associated with property and equipment and intangible assets, valuation allowances with respect to deferred tax assets, contingencies, self-insurance accruals, evaluation of sales tax positions, and the valuation and assumptions underlying share-based compensation and equity warrants. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

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

Investments

The Company generally invests its excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities, including U.S. Treasury securities, certificates of deposit, and commercial paper. Such investments are included in cash and cash equivalents or marketable securities on the accompanying consolidated balance sheets and are classified based on original maturity. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents and considers all highly liquid investments with an original maturity greater than 90 days and less than one year to be marketable securities.

Marketable fixed income securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as its ability and intent to hold the investment until a forecasted recovery of the carrying value occurs. Expected credit losses are recorded as an allowance through other income (expense), net on the Company’s consolidated statements of operations.

Equity investments in public companies that have readily determinable fair values are included in marketable securities on the Company’s consolidated balance sheets and measured at fair value with changes recognized in other income (expense), net on the Company’s consolidated statements of operations.

The Company holds equity warrants giving it the right to acquire stock of other companies. These warrants are classified as derivative assets and are recorded within other non-current assets on the Company’s consolidated balance sheets with gains and losses recognized in other income (expense), net on the Company’s consolidated statements of operations. These warrants are subject to vesting requirements and the fair value established at contract inception is recognized as a deferred credit reported within other long-term liabilities on the Company’s consolidated balance sheets and is amortized as the vesting requirements are achieved. For more information, see Note 4 - “Financial Instruments”.

Accounts Receivable

The Company’s accounts receivable are comprised of customer and vendor receivables. The Company’s net customer receivables were $105.2 million and $102.1 million as of January 29, 2023 and January 30, 2022, respectively, and consist of credit and debit card receivables from banks, which typically settle within five business days. The Company’s vendor receivables were $21.1 million and $21.4 million as of January 29, 2023 and January 30, 2022, respectively. The Company does not maintain an allowance for doubtful accounts as neither historical losses on customer and vendor receivables nor future projected losses on such receivables have been or are expected to be significant.

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

Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the Company’s results of operations for the respective period. For more information, see Note 5 - “Property and Equipment, net”.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized. The Company evaluates goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has the option to first perform a qualitative assessment of its goodwill to determine whether it is necessary to perform a quantitative impairment test. If the Company concludes via the qualitative assessment that it is more likely than not that goodwill is impaired, management performs the quantitative impairment test to evaluate the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair values. An impairment charge is recorded for the amount by which the carrying amounts exceed the fair values of the reporting units, with the loss recognized not exceeding the total amount of goodwill. The Company did not record any goodwill impairment during the periods presented.

Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Intangible assets are amortized on a straight-line basis over their estimated useful lives with amortization expense included within selling, general and administrative expenses in the consolidated statements of operations. The Company determined the useful lives of its intangible assets based on multiple factors including obsolescence, the make-up of the acquired customer base and expected attrition, and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Intangible assets, net of accumulated amortization, are included within other non-current assets on the consolidated balance sheets.

The estimated useful lives of intangible assets are as follows:

Developed technology	3 years

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For asset groups held and used, the carrying value of the asset group is considered recoverable when the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment charge would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. Impairment charges are recognized within selling, general and administrative expenses in the consolidated statements of operations. Impairment charges recorded by the Company were not material for Fiscal Year 2022, Fiscal Year 2021, and Fiscal Year 2020.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	January 29, 2023	January 30, 2022
Outbound fulfillment	$369,661	$389,548
Advertising and marketing	99,593	86,285
Accrued expenses and other	269,213	285,730
Total accrued expenses and other current liabilities	$738,467	$761,563

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

Vendor Concentration Risk

The Company purchases inventory from several hundred vendors worldwide. Sales of products from the Company’s three largest vendors represented approximately 36%, 34%, and 33% of the Company’s net sales for Fiscal Year 2022, Fiscal Year 2021, and Fiscal Year 2020, respectively.

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

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing, and responding to inquiries from customers. For Fiscal Year 2022, Fiscal Year 2021, and Fiscal Year 2020 the Company recorded fulfillment costs of $1.2 billion, $1.2 billion, and $871.0 million, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards. For Fiscal Year 2022, Fiscal Year 2021, and Fiscal Year 2020, the Company recorded merchant processing fees of $207.2 million, $181.7 million, and $146.0 million, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations.

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

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense from its borrowing facilities and finance leases. The following table provides additional information about the Company’s interest income (expense), net (in thousands):

	Fiscal Year
	2022	2021	2020
Interest income	$11,865	$523	$146
Interest expense	(2,574)	(2,162)	(2,168)
Interest income (expense), net	$9,291	$(1,639)	$(2,022)

Other Income (Expense), net

The Company’s other income (expense), net consists of changes in the fair value of equity warrants and investments, foreign currency transaction gains and losses, and allowances for credit losses. The following table provides additional information about the Company’s other income (expense), net (in thousands):

	Fiscal Year
	2022	2021	2020
Change in fair value of equity warrants	$(13,340)	$—	$—
Foreign currency transaction gains	174	—	—
Other expense, net	$(13,166)	$—	$—

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

3.     Acquisitions

Petabyte Acquisition

On October 23, 2022, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Petabyte Technology Inc. (“Petabyte”), a Delaware corporation. Under the terms of the Merger Agreement, the Company and Petabyte effected a merger on November 7, 2022, and Petabyte became a wholly-owned subsidiary of the Company. Headquartered in Bellevue, Washington, Petabyte is a provider of cloud-based technology solutions to the veterinary sector and the acquisition is expected to further strengthen the Company’s pet healthcare product and service offering.

The following table reconciles the estimated purchase price to the cash paid for the acquisition, net of cash acquired (in thousands):

Estimated purchase price	$43,281
Less: cash acquired	2,881
Estimated purchase price, net of cash acquired	40,400
Less: amount due to sellers	367
Cash paid for acquisition of business, net of cash acquired	$40,033

The Petabyte transaction was accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets acquired:
Cash and cash equivalents	$2,881
Accounts receivable	104
Goodwill	39,442
Identified intangible assets	1,510
Other current and non-current assets	318
Liabilities assumed:
Other current and long-term liabilities	(974)
Estimated purchase price	$43,281

As of January 29, 2023, the purchase price allocation is considered preliminary and is subject to change based on the final value of the net assets acquired. Pro forma information for the Petabyte acquisition has not been provided as the impact was not material to the Company’s consolidated results of operations.

Based on a preliminary allocation, in connection with this acquisition the Company recorded goodwill of $39.4 million, none of which is anticipated to be deductible for tax purposes. The identified intangible assets consisted of $1.5 million of developed technology with an amortization period of 3.0 years.

4.     Financial Instruments

Cash equivalents are carried at cost, which approximates fair value and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during Fiscal Year 2022. Further, as of January 29, 2023, the Company did not record an allowance for credit losses related to its fixed income securities.

Equity investments in public companies that have readily determinable fair values are carried at fair value and are classified within Level 1 because they are valued using quoted market prices.

Equity warrants are classified within Level 3 of the fair value hierarchy because they are valued based on observable and unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. The Company utilized certain valuation techniques such as the Black-Scholes option-pricing model and the Monte Carlo simulation model to determine the fair value of equity warrants. The application of these models requires the use of a number of complex assumptions based on unobservable inputs, including the expected term, expected equity volatility, discounts for lack of marketability, cash flow projections, and probability with respect to vesting requirements.

The following table includes a summary of financial instruments measured at fair value as of January 29, 2023 (in thousands):

	Level 1	Level 2	Level 3
Cash	$300,441	$—	$—
Money market funds	30,000	—	—
Cash and cash equivalents	330,441	—	—
U.S. Treasury securities	346,926	—	—
Equity investments	18	—	—
Marketable securities	346,944	—	—
Equity warrants	—	—	31,622
Total financial instruments	$677,385	$—	$31,622

The following table includes a summary of financial instruments measured at fair value as of January 30, 2022 (in thousands):

	Level 1	Level 2	Level 3
Cash	$401,119	$—	$—
Money market funds	67,000	—	—
Commercial paper	74,965	—	—
U.S. Treasury securities	59,995	—	—
Cash and cash equivalents	603,079	—	—
Total financial instruments	$603,079	$—	$—

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

Fiscal Year
2022
Beginning balance	$—
Equity warrants acquired	44,962
Change in fair value of equity warrants	(13,340)
Ending balance	$31,622

As of January 29, 2023, the deferred credit recognized within other long-term liabilities in exchange for the equity warrants was $45.0 million and is subject to vesting requirements.

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity warrants as of January 29, 2023:

				Range
	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$31,622	Black-Scholes and Monte Carlo	Probability of vesting	30%	99%	87%
			Equity volatility	35%	85%	80%

5.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	January 29, 2023	January 30, 2022
Furniture, fixtures and equipment	$162,296	$132,727
Computer equipment	67,535	55,164
Internal-use software	138,123	95,302
Leasehold improvements	245,700	153,797
Construction in progress	93,534	85,043
	707,188	522,033
Less: accumulated depreciation and amortization	228,450	154,867
Property and equipment, net	$478,738	$367,166

Internal-use software includes labor and license costs associated with software development for internal use. As of January 29, 2023 and January 30, 2022, the Company had accumulated amortization related to internal-use software of $56.5 million and $35.1 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For Fiscal Year 2022, Fiscal Year 2021, and Fiscal Year 2020, the Company recorded depreciation expense on property and equipment of $57.4 million, $40.5 million, and $28.3 million, respectively, and amortization expense related to internal-use software costs of $22.4 million, $14.2 million, and $7.4 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the consolidated statements of operations.

6.     Identified Intangible Assets

The following table provides information about the Company’s identified intangible assets (in thousands, except for weighted-average remaining life):

	As of January 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (years)
Developed technology	$11,596	$(3,767)	$7,829	2.0
Total intangible assets	$11,596	$(3,767)	$7,829	2.0

For Fiscal Year 2022 and Fiscal Year 2021, the Company recorded amortization expense related to intangible assets of $3.5 million and $0.3 million, respectively. The future estimated amortization of intangible assets is as follows (in thousands):

Amortization Expense
2023	$3,866
2024	3,585
2025	378
Total intangible asset amortization	$7,829

7.    Commitments and Contingencies

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaratory judgment action in the United States District Court for the Southern District of New York (the “District Court”) against IBM seeking the District Court’s declaration that the Company is not infringing the four IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, alleging that the Company is infringing the four patents by operation of the Chewy.com website and mobile application, and seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The Company filed a motion to dismiss IBM’s claims against three of the patents on May 14, 2021. In response, IBM filed an amended complaint on May 24, 2021 that included an additional assertion that the Company is infringing a fifth IBM patent. On October 8, 2021, the parties had a claim construction hearing and on November 9, 2021, the claim construction rulings resulted in one of the five patents being eliminated from the case. The parties filed their motions for summary judgment which were fully briefed on February 24, 2022. A pre-trial conference was held on March 25, 2022 where the judge heard oral arguments on the motions for summary judgment. On April 11, 2022, the District Court granted the Company’s motions for summary judgment that the Company did not infringe three of the patents and that the fourth patent is invalid. On April 29, 2022, IBM filed a notice of appeal in the United States Court of Appeals for the Federal Circuit to appeal the District Court’s judgment. The appeal has been fully briefed by both parties. The Company continues to deny the allegations of any infringement and intends to vigorously defend itself in this matter.

8.    Debt

ABL Credit Facility

On January 26, 2023, the Company amended its senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and now provides for non-amortizing revolving loans in an aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $250 million, subject to customary conditions.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at the Company’s option, either a base rate or a term Secured Overnight Financing Rate (“SOFR”). The applicable margin is generally determined based on the average excess liquidity during the immediately preceding fiscal quarter as a percentage of the maximum borrowing amount under the ABL Credit Facility, and is between 0.25% and 0.75% per annum for base rate loans and between 1.25% and 1.75% per annum for term SOFR loans. The Company is also required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility.

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

In addition, the ABL Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess liquidity under the facility is less than the greater of 10% of the maximum borrowing amount and $72.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control. Based on the Company’s borrowing base as of January 29, 2023, which is reduced by standby letters of credit, the Company had $749.9 million of borrowing capacity under the ABL Credit Facility. As of January 29, 2023, the Company had no outstanding borrowings under the ABL Credit Facility.

9.    Leases

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

The Company’s finance leases as of January 29, 2023 and January 30, 2022 were not material and were included in property and equipment, net, on the Company's consolidated balance sheets. The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	January 29, 2023	January 30, 2022
Assets
Operating	Operating lease right-of-use assets	$423,423	$372,693
Total operating lease assets		$423,423	$372,693

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$27,611	$24,225
Non-current
Operating	Operating lease liabilities	471,765	410,168
Total operating lease liabilities		$499,376	$434,393

For Fiscal Year 2022 and Fiscal Year 2021, assets acquired in exchange for new operating lease liabilities were $92.1 million and $96.1 million, respectively. Lease expense primarily related to operating lease costs and were included within selling, general and administrative expenses in the consolidated statements of operations. For Fiscal Year 2022, Fiscal Year 2021, and Fiscal Year 2020, the Company recorded lease expense of $90.8 million, $79.5 million, and $62.2 million of which short-term and variable lease payments were $18.7 million, $17.6 million, and $12.2 million respectively.

As of January 29, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 12.0 years and 8.4%, respectively. As of January 30, 2022, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 12.1 years and 8.6%, respectively.

Cash flows used in operating activities related to operating leases were approximately $76.7 million, $67.8 million, and $52.9 million for Fiscal Years 2022, 2021, and Fiscal Year 2020, respectively.

The table below presents the maturity of lease liabilities as of January 29, 2023 (in thousands):

Operating Leases
2023	$63,438
2024	65,882
2025	66,429
2026	67,615
2027	65,649
Thereafter	483,023
Total lease payments	812,036
Less: interest	312,660
Present value of lease liabilities	$499,376

The table above includes all locations for which the Company had the right to control the use of the property. In addition, as of January 29, 2023, the Company had lease arrangements which had not yet commenced with total future lease payments of $65.5 million. The lease term for these lease arrangements is approximately 15.9 years.

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

10.    Stockholders’ Equity (Deficit)

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

11.    Share-Based Compensation

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for Fiscal Year 2022 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of January 30, 2022	6,573	$36.16
Granted	86	$43.59
Vested	(4,090)	$36.28
Forfeited	(363)	$36.17
Unvested and outstanding as of January 29, 2023	2,206	$36.22

The following table summarizes the weighted average grant-date fair value of PRSUs and total fair value of vested PRSUs for the periods presented:

	Fiscal Year
	2022	2021	2020
Weighted average grant-date fair value of PRSUs	$43.59	$80.85	$32.30
Total fair value of vested PRSUs (in millions)	$145.5	$318.2	$784.4

As of January 29, 2023, total unrecognized compensation expense related to unvested PRSUs was $4.9 million and is expected to be recognized over a weighted-average expected performance period of 1.0 years.

During Fiscal Year 2022, Fiscal Year 2021, and Fiscal Year 2020, vesting occurred for 0.2 million, 0.2 million, and 0.3 million PRSUs, respectively, previously granted to an employee of PetSmart. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for Fiscal Year 2022 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of January 30, 2022	3,207	$68.96
Granted	10,405	$41.54
Vested	(1,206)	$64.32
Forfeited	(1,593)	$52.18
Unvested and outstanding as of January 29, 2023	10,813	$45.56

The following table summarizes the weighted average grant-date fair value of RSUs and total fair value of vested RSUs for the periods presented:

	Fiscal Year
	2022	2021	2020
Weighted average grant-date fair value of RSUs	$41.54	$72.05	$48.28
Total fair value of vested RSUs (in millions)	$47.6	$19.5	$—

As of January 29, 2023, total unrecognized compensation expense related to unvested RSUs was $379.5 million and is expected to be recognized over a weighted-average expected performance period of 2.8 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of January 29, 2023, there were 37.9 million additional shares of Class A common stock reserved for future issuance under the 2022 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	Fiscal Year
	2022	2021	2020
PRSUs	$12,710	$27,423	$115,505
RSUs	145,412	50,349	5,760
Total share-based compensation expense	$158,122	$77,772	$121,265

12.    Income Taxes

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. Income taxes as presented in the Company’s consolidated financial statements have been prepared based on Chewy’s separate return method. Prior to Fiscal Year 2020, the Company’s losses and tax attributes were included in PetSmart’s consolidated tax return activity at the U.S. federal level and any applicable state and local level.

Even though the Company is no longer a member of PetSmart’s consolidated filing group for federal income tax purposes, it continues to file a number of state income tax returns with PetSmart. In a year where Chewy generates losses, a portion of the state net operating losses that are included in the computation of the Chewy income tax provision are utilized on the combined filings with PetSmart. The Company has elected not to record such state net operating losses and net state tax credits that are used by PetSmart which otherwise would be recorded on a separate company basis. The Company has instead removed the hypothetical state operating losses and tax credits from its deferred tax rollforward through stockholders’ equity (deficit), which has no net impact as a result of the valuation allowance. For Fiscal Year 2022, Chewy generated taxable income. For Fiscal Year 2021 and Fiscal Year 2020, the losses used by PetSmart have not been recorded as detailed above.

When such time comes that it is proper to remove the valuation allowance against the Company’s deferred tax assets, the Company will be required to record the cumulative impact of removing the state net operating losses through both additional paid-in capital and deferred income tax benefit. As of January 29, 2023, the cumulative amount of hypothetical state net operating losses is $24.5 million and the hypothetical state tax credits are $5.2 million.

The Company has a current income tax provision for Fiscal Year 2022 of $2.6 million. It did not have a current or deferred provision for income taxes for any taxing jurisdiction during Fiscal Year 2021 and Fiscal Year 2020.

The Company’s effective income tax rate reconciliation is as follows for the periods presented:

	Fiscal Year
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.8%	10.9%	20.6%
Change in tax rate	2.5%	(0.2)%	1.7%
Share-based compensation	(24.4)%	73.0%	73.0%
Tax credits	(22.2)%	36.1%	7.8%
Other	3.4%	(0.1)%	0.9%
Change in valuation allowance	21.0%	(140.7)%	(125.0)%
Effective rate	5.1%	—%	—%

The temporary differences which comprise the Company’s deferred taxes are as follows for the periods presented (in thousands):

	As of
	January 29, 2023	January 30, 2022
Deferred tax assets:
Operating lease liabilities	$129,786	$110,846
Inventories	10,897	7,239
Share-based compensation	37,085	29,672
Accrued expenses and reserves	13,468	16,718
Net operating loss carryforwards	177,627	181,843
Tax credit carryforwards	40,391	28,553
Capitalized research expenditures	36,535	—
Other	7,971	3,366
Total deferred tax assets	453,760	378,237
Less: valuation allowance	230,692	217,032
Deferred tax assets, net of valuation allowance	223,068	161,205
Deferred tax liabilities:
Operating lease right-of-use assets	109,827	95,102
Depreciation	107,014	64,545
Prepaids	6,227	1,558
Total deferred tax liabilities	223,068	161,205
Net deferred tax assets	$—	$—

Valuation Allowance

The valuation allowance increased by $13.7 million during Fiscal Year 2022. The increase in the valuation allowance primarily relates to: (i) an increase of $17.2 million relating to current year activity, partially offset by (ii) a decrease of $1.3 million relating to changes to the Company’s blended state tax rate, and (iii) a decrease of $2.2 million relating to miscellaneous adjustments to the Company’s deferred tax assets and liabilities,

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (“R&E”), and software development costs, and instead requires taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). As of January 29, 2023, the Company recorded deferred tax assets of $36.5 million, before any valuation allowance, with respect to capitalized R&E expenditures.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods) in making this assessment. To fully utilize the net operating loss (“NOL”) and tax credit carryforwards the Company will need to generate sufficient future taxable income in each respective jurisdiction. Due to the Company’s history of losses, it is more likely than not that its deferred tax assets will not be realized as of January 29, 2023. Accordingly, the Company has established a full valuation allowance on its net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To the extent that a valuation allowance has been established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the valuation allowance will be released.

The following summarizes the activity related to valuation allowances on deferred tax assets (in thousands):

	Fiscal Year
	2022	2021	2020
Valuation allowance, as of beginning of period	$217,032	$124,012	$242,974
Valuation allowances established	14,970	93,199	113,286
Changes to existing valuation allowances	(1,310)	(179)	1,528
Reduction of valuation allowance as a result of deconsolidation	—	—	(233,776)
Valuation allowance, as of end of period	$230,692	$217,032	$124,012

Net Operating Loss and Tax Credit Carryforwards

As of January 29, 2023, the Company had federal and state NOL carryforwards of $724.9 million and $562.3 million, respectively. The federal NOL carryforwards have no expiration and can only be used to offset 80% of the Company’s future taxable income. The state NOL carryforwards include $273.3 million with definitive expiration dates and $289.0 million with no expiration. The state NOLs are presented as an apportioned amount. NOLs generated in jurisdictions that were previously filed on a combined basis with PetSmart were reduced by $890.4 million in Fiscal Year 2020 under separate return accounting. Therefore, all NOLs reported as of January 29, 2023 consist of amounts generated in previously consolidated jurisdictions post-tax deconsolidation, and in jurisdictions with separate entity filing since Chewy’s nexus inception date.

As of January 29, 2023, the Company recorded deferred tax assets of $177.6 million, before any valuation allowance, with respect to federal and state NOL carryforwards. These deferred tax assets expire as follows (in thousands):

2023	$112
2024	91
2025	34
2026	56
2031	58
2032	21
2033	51
Thereafter	13,299
Indefinite	163,905
Total loss carryforwards	$177,627

The Company participates in various federal and state credit programs which provide credits against current and future tax liabilities. Credits not used in the current year are carried forward to future years. All credits reported as of January 29, 2023 consist of amounts generated in previously consolidated jurisdictions post-tax deconsolidation, and in jurisdictions with separate entity filing since Chewy’s nexus inception date.

As of January 29, 2023, the Company recorded a deferred tax asset of $40.4 million, before any valuation allowance, with respect to federal and state tax credit carryforwards. These deferred tax assets expire as follows (in thousands):

Year of Expiration	Research and Development	Work Opportunity	Quality Jobs Tax Credit	Total
2025	$112	$—	$162	$274
2026	258	—	231	489
2035	2,220	—	—	2,220
2036	3,725	—	—	3,725
2037	2,293	—	—	2,293
2040	6,754	417	—	7,171
2041	11,588	1,142	—	12,730
2042	11,439	50	—	11,489
	$38,389	$1,609	$393	$40,391

As of January 29, 2023 and January 30, 2022, the Company did not have any uncertain tax positions. The Company may be subject to examination by the IRS and various states for the year ended February 3, 2019 and thereafter.

Tax Sharing Agreement
Concurrent with its initial public offering during Fiscal Year 2019, the Company, PetSmart, and Argos Holdco entered into a tax sharing agreement which governs the respective rights, responsibilities, and obligations of the Company, PetSmart, and Argos Holdco with respect to tax matters, including taxes attributable to PetSmart, entitlement to refunds, allocation of tax attributes, preparation of tax returns, certain tax elections, control of tax contests, and other tax matters regarding U.S. federal, state, and local income taxes.
During Fiscal Years 2022 and 2021, the Company paid $2.8 million and collected $43.7 million, respectively, pursuant to the tax sharing agreement. The tax sharing agreement was effectively terminated for federal income taxes upon tax deconsolidation with PetSmart, however, there may be future settlements upon final adjustments to the consolidated federal tax returns. The tax sharing agreement remains in effect for certain states in which the Company continues to file with Argos Holdco. As of January 29, 2023, the Company had a payable related to the tax sharing agreement of $5.3 million. As of January 30, 2022, the Company did not have a material outstanding position related to the tax sharing agreement.

Inflation Reduction Act

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

13.    Earnings (Loss) per Share

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

The following table sets forth basic and diluted earnings (loss) per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Fiscal Year
	2022	2021	2020
Basic and diluted earnings (loss) per share
Numerator
Earnings (loss) attributable to common Class A and Class B stockholders	$49,232	$(73,817)	$(92,486)
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	422,331	417,218	407,240
Effect of dilutive share-based awards	5,439	—	—
Diluted	427,770	417,218	407,240
Anti-dilutive share-based awards excluded from diluted common shares	5,377	9,773	13,734
Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.12	$(0.18)	$(0.23)
Diluted	$0.12	$(0.18)	$(0.23)

14.    Certain Relationships and Related Party Transactions
Certain of the Company’s healthcare operations are conducted through a wholly-owned subsidiary of PetSmart for which the Company and PetSmart entered into a services agreement which provides for the payment of a management fee due from PetSmart. The Company recognized $6.7 million, $25.5 million and $40.1 million within net sales in the consolidated statements of operations for the services provided during Fiscal Year 2022, Fiscal Year 2021, and Fiscal Year 2020, respectively.
The Company’s consolidated financial statements include management fee expenses of $1.3 million allocated to the Company by PetSmart for organizational oversight and certain limited corporate functions provided by its sponsors for Fiscal Year 2020. Allocated costs are included within selling, general and administrative expenses in the consolidated statements of operations.
As of January 29, 2023, the Company had a net payable to PetSmart of $4.9 million, which was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. As of January 30, 2022, the Company had a net receivable from PetSmart of $2.5 million, which was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets.

PetSmart Guarantees

PetSmart previously provided a guarantee of payment with respect to certain equipment and other leases that the Company entered into and served as a guarantor in respect of the Company’s obligations under a credit insurance policy in favor of certain of the Company’s suppliers. As of January 29, 2023, all such guarantees had been released, with the exception of guarantees pertaining to one of the Company’s lease agreements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this 10-K Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 29, 2023.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 29, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 29, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended January 29, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chewy, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chewy, Inc. and subsidiaries (the “Company”) as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2023, of the Company and our report dated March 22, 2023, expressed an unqualified opinion on those financial statements.

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
Tempe, Arizona
March 22, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the text found in this Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 29, 2023.

Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our Proxy Statement, including the information under the heading “Compensation Committee Report”, to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 29, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 29, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 29, 2023.

Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended January 29, 2023.

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

Exhibit No.		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Chewy Inc.	8-K	001-38936	3.1	June 18, 2019
3.2	Amended and Restated Bylaws of Chewy, Inc.	10-K	001-38936	3.2	April 2, 2020
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-38936	4.1	March 30, 2021
10.1	*Form of Director and Officer Indemnification Agreement	S-1/A	333-231095	10.2	June 3, 2019
10.2	*Form of Restricted Stock Unit Agreement	S-1/A	333-231095	10.11	June 3, 2019
10.3	*Amended and Restated Executive Employment Agreement, dated June 1, 2019, between Sumit Singh and Chewy, Inc.	S-1/A	333-231095	10.8	June 3, 2019
10.4	*Executive Employment Agreement, dated June 2, 2019, between Mario Marte and Chewy, Inc.	S-1/A	333-231095	10.14	June 3, 2019
10.5	*Executive Employment Agreement, dated June 2, 2019, between Susan Helfrick and Chewy, Inc.	S-1/A	333-231095	10.13	June 3, 2019
10.6	Investor Rights Agreement, dated June 13, 2019, by and among Chewy, Inc. and certain holders identified therein	8-K	001-38936	10.1	June 18, 2019
10.7	ABL Credit Agreement dated as of June 18, 2019, among Chewy Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders (as defined therein) party thereto	8-K	001-38936	10.4	June 18, 2019
10.8	*Chewy, Inc. 2019 Omnibus Incentive Plan	S-8	333-232188	4.1	June 18, 2019
10.9	Amendment No. 1 to the ABL Credit Agreement, dated as of August 27, 2021, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent.	8-K	001-38936	10.1	September 1, 2021
10.10	*First Amendment to Award Notice and Restricted Stock Unit Agreement between J.K. Symancyk and Chewy, Inc.	10-Q	001-38936	10.1	September 1, 2021
10.11	*Chewy, Inc. 2022 Omnibus Incentive Plan	DEF 14A	001-38936	Filed as Appendix B	May 26, 2022
10.12	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.1	June 1, 2022
10.13	*Form of Restricted Stock Unit Agreement	10-Q	001-38936	10.2	June 1, 2022
10.14	*Form of Director Restricted Stock Unit Agreement	10-Q	001-38936	10.2	August 30, 2022
10.15	Amendment No. 2 to the ABL Credit Agreement, dated as of January 26, 2023, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.	8-K	001-38936	10.1	February 1, 2023
10.16	*Chewy Deferred Compensation Plan					X
21.1	Significant Subsidiaries of Chewy, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
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

CHEWY, INC.

Date:	March 22, 2023	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sumit Singh	Chief Executive Officer and Director	March 22, 2023
Sumit Singh	(Principal Executive Officer)

/s/ Mario Marte	Chief Financial Officer	March 22, 2023
Mario Marte	(Principal Financial Officer)

/s/ Stacy Bowman	Principal Accounting Officer	March 22, 2023
Stacy Bowman	(Principal Accounting Officer)

/s/ Raymond Svider	Chairman of the Board of Directors	March 22, 2023
Raymond Svider

/s/ Fahim Ahmed	Director	March 22, 2023
Fahim Ahmed

/s/ Mathieu Bigand	Director	March 22, 2023
Mathieu Bigand

/s/ Marco Castelli	Director	March 22, 2023
Marco Castelli

/s/ Michael Chang	Director	March 22, 2023
Michael Chang

/s/ Kristine Dickson	Director	March 22, 2023
Kristine Dickson

/s/ David Leland	Director	March 22, 2023
David Leland

/s/ James Nelson	Director	March 22, 2023
James Nelson

/s/ Martin H. Nesbitt	Director	March 22, 2023
Martin H. Nesbitt

/s/ Lisa Sibenac	Director	March 22, 2023
Lisa Sibenac

/s/ James A. Star	Director	March 22, 2023
James A. Star