Form 10-Q
period 2023-04-30
Chewy, Inc.
filed 2023-05-31
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of May 24, 2023
Class A Common Stock, $0.01 par value per share	116,239,180
Class B Common Stock, $0.01 par value per share	311,188,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended April 30, 2023

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
•successfully manage risks related to the macroeconomic environment, including any adverse impacts on our business operations, financial performance, supply chain, workforce, facilities, customer services and operations;
•acquire and retain new customers in a cost-effective manner and increase our net sales, improve margins and maintain profitability;
•manage our growth effectively;
•maintain positive perceptions of our company and preserve, grow and leverage the value of our reputation and our brand;
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
•successfully compete in the pet insurance market;
•manage challenges presented by international markets;
•successfully compete in the pet products and services health and retail industry, especially in the e-commerce sector;
•raise capital as needed; and
•maintain effective internal control over financial reporting and disclosure controls and procedures.

You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current assumptions, expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023, our subsequent quarterly reports, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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
2

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	April 30, 2023	January 29, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$408,685	$330,441
Marketable securities	394,487	346,944
Accounts receivable	151,719	126,349
Inventories	731,376	675,520
Prepaid expenses and other current assets	47,345	41,067
Total current assets	1,733,612	1,520,321
Property and equipment, net	474,764	478,738
Operating lease right-of-use assets	447,581	423,423
Goodwill	39,442	39,442
Other non-current assets	42,945	53,152
Total assets	$2,738,344	$2,515,076
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,113,849	$1,030,882
Accrued expenses and other current liabilities	779,625	738,467
Total current liabilities	1,893,474	1,769,349
Operating lease liabilities	500,578	471,765
Other long-term liabilities	61,927	60,005
Total liabilities	2,455,979	2,301,119
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of April 30, 2023 and January 29, 2023	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 115,919,876 and 114,160,531 shares issued and outstanding as of April 30, 2023 and January 29, 2023, respectively	1,159	1,141
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 shares issued and outstanding as of April 30, 2023 and January 29, 2023	3,112	3,112
Additional paid-in capital	2,217,456	2,171,247
Accumulated deficit	(1,939,362)	(1,961,543)
Total stockholders’ equity	282,365	213,957
Total liabilities and stockholders’ equity	$2,738,344	$2,515,076
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	April 30, 2023	May 1, 2022
Net sales	$2,784,675	$2,428,327
Cost of goods sold	1,993,220	1,760,507
Gross profit	791,455	667,820
Operating expenses:
Selling, general and administrative	583,666	504,283
Advertising and marketing	183,733	144,721
Total operating expenses	767,399	649,004
Income from operations	24,056	18,816
Interest income (expense), net	8,016	(344)
Other expense, net	(8,888)	—
Income before income tax provision	23,184	18,472
Income tax provision	1,003	—
Net income	$22,181	$18,472

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Weighted-average common shares used in computing earnings per share:
Basic	426,852	420,406
Diluted	430,471	426,710

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	13 Weeks Ended April 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 29, 2023	425,349	$4,253	$2,171,247	$(1,961,543)	$213,957
Share-based compensation expense	—	—	48,553	—	48,553
Vesting of share-based compensation awards	1,759	18	(18)	—	—
Tax sharing agreement with related parties	—	—	(2,326)	—	(2,326)
Net income	—	—	—	22,181	22,181
Balance as of April 30, 2023	427,108	$4,271	$2,217,456	$(1,939,362)	$282,365

	13 Weeks Ended May 1, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 30, 2022	420,106	$4,201	$2,021,310	$(2,010,775)	$14,736
Share-based compensation expense	—	—	25,794	—	25,794
Vesting of share-based compensation awards	553	6	(6)	—	—
Tax withholdings for share-based compensation awards	(53)	(1)	(2,467)	—	(2,468)
Tax sharing agreement with related parties	—	—	2,076	—	2,076
Net income	—	—	—	18,472	18,472
Balance as of May 1, 2022	420,606	$4,206	$2,046,707	$(1,992,303)	$58,610

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	April 30, 2023	May 1, 2022
Cash flows from operating activities
Net income	$22,181	$18,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,877	17,340
Share-based compensation expense	48,553	25,794
Non-cash lease expense	11,924	9,109
Change in fair value of equity warrants and investments	8,948	—
Other	489	234
Net change in operating assets and liabilities:
Accounts receivable	(25,370)	(9,723)
Inventories	(55,856)	(37,770)
Prepaid expenses and other current assets	(10,721)	(14,248)
Other non-current assets	298	(1,469)
Trade accounts payable	82,967	73,678
Accrued expenses and other current liabilities	39,399	2,881
Operating lease liabilities	(5,219)	(5,338)
Other long-term liabilities	1,922	3,473
Net cash provided by operating activities	148,392	82,433
Cash flows from investing activities
Capital expenditures	(21,573)	(76,021)
Cash paid for acquisition of business, net of cash acquired	(367)	—
Purchases of marketable securities	(394,098)	—
Proceeds from maturities of marketable securities	350,000	—
Other	—	(1,400)
Net cash used in investing activities	(66,038)	(77,421)
Cash flows from financing activities
Payments for tax sharing agreement with related parties	(3,761)	(675)
Payment of debt modification costs	(175)	—
Principal repayments of finance lease obligations	(174)	(187)
Payments for tax withholdings related to vesting of share-based compensation awards	—	(2,468)
Net cash used in financing activities	(4,110)	(3,330)
Net increase in cash and cash equivalents	78,244	1,682
Cash and cash equivalents, as of beginning of period	330,441	603,079
Cash and cash equivalents, as of end of period	$408,685	$604,761

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”). In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended April 30, 2023 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2023 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023 (“10-K Report”).

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2023 fiscal year ends on January 28, 2024 and is a 52-week year. The Company’s 2022 fiscal year ended January 29, 2023 and was a 52-week year.

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	April 30, 2023	January 29, 2023
Outbound fulfillment	$425,944	$369,661
Advertising and marketing	104,522	99,593
Payroll liabilities	47,231	66,799
Accrued expenses and other	201,928	202,414
Total accrued expenses and other current liabilities	$779,625	$738,467

Stockholders’ Equity

Conversion of Class B Common Stock

On May 8, 2020, Buddy Chester Sub LLC, a wholly-owned subsidiary of the Sponsors, converted 17,584,098 shares of the Company’s Class B common stock into Class A common stock. On May 11, 2020, Buddy Chester Sub LLC entered into a variable forward purchase agreement (“the Contract”) to deliver up to 17,584,098 shares of the Company’s Class A common stock at the exchange date, with the number of shares to be issued based on the trading price of the Company’s common stock during a 20-day observation period. On each of May 15, 2023 and May 16, 2023, Buddy Chester Sub LLC settled its obligations under the Contract and delivered a total of 17,584,098 shares.

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense from its borrowing facilities and finance leases. The following table provides additional information about the Company’s interest income (expense), net (in thousands):

	13 Weeks Ended
	April 30, 2023	May 1, 2022
Interest income	$8,878	$256
Interest expense	(862)	(600)
Interest income (expense), net	$8,016	$(344)

Other Income (Expense), net

The Company’s other income (expense), net consists of changes in the fair value of equity warrants and investments, foreign currency transaction gains and losses, and allowances for credit losses. The following table provides additional information about the Company’s other income (expense), net (in thousands):

	13 Weeks Ended
	April 30, 2023	May 1, 2022
Change in fair value of equity warrants	$(8,934)	$—
Change in fair value of equity investments	(14)	—
Foreign currency transaction gains	60	—
Other expense, net	$(8,888)	$—

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2022-04—Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. In September 2022, the FASB issued this Accounting Standards Update (“ASU”) which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period. This update became effective at the beginning of the Company’s 2023 fiscal year. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

The following table reconciles the estimated purchase price to the cash paid for the acquisition, net of cash acquired (in thousands):

Estimated purchase price	$43,281
Less: cash acquired	2,881
Cash paid for acquisition of business, net of cash acquired	$40,400

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

As of April 30, 2023, the purchase price allocation is considered preliminary and is subject to change based on the final value of the net assets acquired. Pro forma information for the Petabyte acquisition has not been provided as the impact was not material to the Company’s consolidated results of operations.

Based on a preliminary allocation, in connection with this acquisition, the Company recorded goodwill of $39.4 million, none of which is anticipated to be deductible for tax purposes. The identified intangible assets consisted of $1.5 million of developed technology with an amortization period of 3.0 years.

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

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen weeks ended April 30, 2023. Further, as of April 30, 2023, the Company did not record an allowance for credit losses related to its fixed income securities.

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

The following table includes a summary of financial instruments measured at fair value as of April 30, 2023 (in thousands):

	Level 1	Level 2	Level 3
Cash	$225,837	$—	$—
Money market funds	163,040	—	—
Commercial paper	19,808	—	—
Cash and cash equivalents	408,685	—	—
U.S. Treasury securities	394,461	—	—
Equity investments	26	—	—
Marketable securities	394,487	—	—
Equity warrants	—	—	22,688
Total financial instruments	$803,172	$—	$22,688

The following table includes a summary of financial instruments measured at fair value as of January 29, 2023 (in thousands):

	Level 1	Level 2	Level 3
Cash	$300,441	$—	$—
Money market funds	30,000	—	—
Cash and cash equivalents	330,441	—	—
U.S. Treasury securities	346,926	—	—
Equity investments	18	—	—
Marketable securities	346,944	—	—
Equity warrants	—	—	31,622
Total financial instruments	$677,385	$—	$31,622

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

	13 Weeks Ended
	April 30, 2023	May 1, 2022
Beginning balance	$31,622	$—
Change in fair value of equity warrants	(8,934)	—
Ending balance	$22,688	$—

As of April 30, 2023 and January 29, 2023, the deferred credit subject to vesting requirements recognized within other long-term liabilities in exchange for the equity warrants was $45.0 million, respectively.

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity warrants as of April 30, 2023 (in thousands):

				Range
	Fair Value	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$22,688	Black-Scholes and Monte Carlo	Probability of vesting	30%	99%	87%
			Equity volatility	35%	80%	76%

5.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	April 30, 2023	January 29, 2023
Furniture, fixtures and equipment	$164,351	$162,296
Computer equipment	67,324	67,535
Internal-use software	147,230	138,123
Leasehold improvements	247,700	245,700
Construction in progress	102,210	93,534
	728,815	707,188
Less: accumulated depreciation and amortization	254,051	228,450
Property and equipment, net	$474,764	$478,738

Internal-use software includes labor and license costs associated with software development for internal use. As of April 30, 2023 and January 29, 2023, the Company had accumulated amortization related to internal-use software of $63.1 million and $56.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended April 30, 2023 and May 1, 2022, the Company recorded depreciation expense on property and equipment of $21.3 million and $12.1 million, respectively, and amortization expense related to internal-use software costs of $6.6 million and $4.4 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

6.    Commitments and Contingencies

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaratory judgment action in the United States District Court for the Southern District of New York (the “District Court”) against IBM seeking the District Court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, alleging that the Company is infringing the four patents by operation of the Chewy.com website and mobile application, and seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. The Company filed a motion to dismiss IBM’s claims against three of the asserted patents on May 14, 2021. In response, IBM filed an amended complaint on May 24, 2021 that included an additional assertion that the Company is infringing a fifth IBM patent. On October 8, 2021, the parties had a claim construction hearing and on November 9, 2021, the claim construction rulings resulted in one of the five patents (the “‘414 patent”) being eliminated from the case.

The parties filed their motions for summary judgment which were fully briefed on February 24, 2022. After oral arguments on the motions for summary judgment, on April 11, 2022, the District Court granted the Company’s motions for summary judgment that the Company did not infringe three of the patents and that the fourth patent is invalid. On April 29, 2022, IBM filed a notice of appeal in the United States Court of Appeals for the Federal Circuit to appeal the District Court’s judgment. On August 18, 2022, IBM filed its opening appellate brief in the United States Court of Appeals for the Federal Circuit to appeal the District Court’s judgment granting the Company’s motions for summary judgment of non-infringement of certain of the patents. The appeal is fully briefed, and the parties are waiting for a hearing date. On May 3, 2023, IBM sent the Company a letter indicating that the ‘414 patent that was invalidated by the District Court was reexamined by the U.S. Patent & Trademark Office and a reexamination certificate was issued. As a result, IBM is asserting that the Company infringes the new claims of the ‘414 patent.The Company continues to deny this recent allegation related to the ‘414 patent and all other allegations of any infringement and intends to vigorously defend itself in this matter.

7.    Debt

ABL Credit Facility

The Company has a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and provides for non-amortizing revolving loans in an aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount of up to $250 million, subject to customary conditions.

The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of April 30, 2023, which is reduced by standby letters of credit, the Company had $749.6 million of borrowing capacity under the ABL Credit Facility. As of April 30, 2023 and January 29, 2023, the Company had no outstanding borrowings under the ABL Credit Facility, respectively.

8.    Leases

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

The Company’s finance leases as of April 30, 2023 and January 29, 2023 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	April 30, 2023	January 29, 2023
Assets
Operating	Operating lease right-of-use assets	$447,581	$423,423
Total operating lease assets		$447,581	$423,423
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$27,825	$27,611
Non-current
Operating	Operating lease liabilities	500,578	471,765
Total operating lease liabilities		$528,403	$499,376

For the thirteen weeks ended April 30, 2023 and May 1, 2022, assets acquired in exchange for new operating lease liabilities were $33.7 million and $8.9 million, respectively. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended April 30, 2023 and May 1, 2022 was $26.1 million and $21.3 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $21.1 million and $18.6 million for the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

9.    Share-Based Compensation

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirteen weeks ended April 30, 2023 (in thousands, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 29, 2023	2,206	$36.22
Granted	190	$35.21
Vested	(87)	$29.31
Forfeited	(159)	$37.53
Unvested and outstanding as of April 30, 2023	2,150	$36.31

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	13 Weeks Ended
	April 30, 2023	May 1, 2022
Weighted average grant-date fair value of PRSUs	$35.21	$43.59
Total fair value of vested PRSUs (in millions)	$3.5	$5.7

As of April 30, 2023, total unrecognized compensation expense related to unvested PRSUs was $9.3 million and is expected to be recognized over a weighted-average expected performance period of 2.3 years.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirteen weeks ended April 30, 2023 (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 29, 2023	10,813	$45.56
Granted	8,895	$35.21
Vested	(1,672)	$47.68
Forfeited	(372)	$44.98
Unvested and outstanding as of April 30, 2023	17,664	$40.16

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	13 Weeks Ended
	April 30, 2023	May 1, 2022
Weighted average grant-date fair value of RSUs	$35.21	$43.59
Total fair value of vested RSUs (in millions)	$74.9	$18.8

As of April 30, 2023, total unrecognized compensation expense related to unvested RSUs was $626.0 million and is expected to be recognized over a weighted-average expected performance period of 3.1 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of April 30, 2023, there were 29.1 million additional shares of Class A common stock reserved for future issuance under the 2022 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended
	April 30, 2023	May 1, 2022
PRSUs	$(1,400)	$4,639
RSUs	49,953	21,155
Total share-based compensation expense	$48,553	$25,794

10.    Income Taxes
Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared based on Chewy’s separate return method.

The Company had a current income tax provision during the thirteen weeks ended April 30, 2023 of $1.0 million. The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen weeks ended May 1, 2022. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

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

During the thirteen weeks ended April 30, 2023, and May 1, 2022, the Company paid $3.8 million and $0.7 million, respectively, pursuant to the tax sharing agreement. The tax sharing agreement was effectively terminated for federal income taxes upon tax deconsolidation with PetSmart, however, there may be future settlements upon final adjustment to the consolidated federal tax returns. The tax sharing agreement remains in effect for certain states in which the Company continues to file with Argos Holdco. As of April 30, 2023 and January 29, 2023, the Company had a payable related to the tax sharing agreement of $3.8 million and $5.3 million, respectively.

On August 16, 2022, the U.S enacted the Inflation Reduction Act which introduced new tax provisions, including a 15% corporate alternative minimum tax, a 1% excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. These tax provisions are effective for tax years beginning on or after December 31, 2022, and will not have a material impact on the Company’s condensed consolidated financial statements.

11.    Earnings per Share
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

The following table sets forth basic and diluted earnings per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended
Basic and diluted earnings per share	April 30, 2023	May 1, 2022
Numerator
Earnings attributable to common Class A and Class B stockholders	$22,181	$18,472
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	426,852	420,406
Effect of dilutive stock-based awards	3,619	6,304
Diluted	430,471	426,710
Anti-dilutive stock-based awards excluded from diluted common shares	5,176	3,110
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

12.    Certain Relationships and Related Party Transactions

Certain of the Company’s healthcare operations are conducted through a wholly-owned subsidiary of PetSmart for which the Company and PetSmart entered into a services agreement which provides for the payment of a management fee due from PetSmart. The Company recognized $2.0 million and $1.3 million within net sales in the condensed consolidated statements of operations for the services provided during the thirteen weeks ended April 30, 2023 and May 1, 2022, respectively.

As of April 30, 2023 and January 29, 2023, the Company had a net payable to PetSmart of $4.1 million and $4.9 million, respectively, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2023 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Macroeconomic Considerations

The evolving macroeconomic conditions, including rising inflation and interest rates, have affected, and continue to affect, our business and consumer shopping behavior. We continue to monitor conditions closely and adapt aspects of our logistics, transportation, supply chain, and purchasing processes accordingly to meet the needs of our growing community of pets, pet parents and partners. As our customers react to these economic conditions, we will adapt our business accordingly to meet their evolving needs.

We are unable to predict the duration and ultimate impact of the evolving macroeconomic conditions on the broader economy or our operations and liquidity. As such, macroeconomic risks and uncertainties remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” in this 10-Q Report and in the section titled “Risk Factors” in Item 1A of Form 10-K for the fiscal year ended January 29, 2023.

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2023 fiscal year ends on January 28, 2024 and is a 52-week year. Our 2022 fiscal year ended January 29, 2023 and was a 52-week year.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	13 Weeks Ended
(in thousands, except net sales per active customer, per share data, and percentages)	April 30, 2023	May 1, 2022	% Change
Financial and Operating Data
Net sales	$2,784,675	$2,428,327	14.7%
Net income (1)	$22,181	$18,472	20.1%
Net margin	0.8%	0.8%
Adjusted EBITDA (2)	$110,174	$60,516	82.1%
Adjusted EBITDA margin (2)	4.0%	2.5%
Adjusted net income (2)	$87,249	$45,666	91.1%
Earnings per share, basic and diluted (1)	$0.05	$0.04	25.0%
Adjusted earnings per share, basic and diluted (2)	$0.20	$0.11	81.8%
Net cash provided by operating activities	$148,392	$82,433	80.0%
Free cash flow (2)	$126,819	$6,412	n/m
Active customers	20,419	20,601	(0.9)%
Net sales per active customer	$512	$446	14.8%
Autoship customer sales	$2,080,510	$1,753,681	18.6%
Autoship customer sales as a percentage of net sales	74.7%	72.2%
n/m - not meaningful
(1) Includes share-based compensation expense and related taxes of $53.8 million for the thirteen weeks ended April 30, 2023, compared to $27.2 million for the thirteen weeks ended May 1, 2022.
(2) Adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted basic and diluted earnings per share, and free cash flow are non-GAAP financial measures.

We define net margin as net income (loss) divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization; share-based compensation expense and related taxes; income tax provision; interest income (expense), net; transaction related costs; changes in the fair value of equity warrants; exit costs; and litigation matters and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and share-based compensation expense from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision; interest income (expense), net; transaction related costs; changes in the fair value of equity warrants; exit costs; and litigation matters and other items which are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•adjusted EBITDA does not reflect transaction related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or planned transaction and include changes in the fair value of equity warrants, exit costs, litigation matters, integration consulting fees, internal salaries and wages (to the extent the individuals are assigned full-time to integration and transformation activities) and certain costs related to integrating and converging IT systems; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

(in thousands, except percentages)	13 Weeks Ended
Reconciliation of Net Income to Adjusted EBITDA	April 30, 2023	May 1, 2022
Net income	$22,181	$18,472
Add:
Depreciation and amortization	28,877	17,340
Share-based compensation expense and related taxes	53,777	27,194
Interest (income) expense, net	(8,016)	344
Change in fair value of equity warrants	8,934	—
Income tax provision	1,003	—
Exit costs	2,357	—
Transaction related costs	—	1,158
Other	1,061	(3,992)
Adjusted EBITDA	$110,174	$60,516
Net sales	$2,784,675	$2,428,327
Net margin	0.8%	0.8%
Adjusted EBITDA margin	4.0%	2.5%

Adjusted Net Income and Adjusted Basic and Diluted Earnings per Share

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted net income and adjusted basic and diluted earnings per share, which represent non-GAAP financial measures. We calculate adjusted net income as net income excluding share-based compensation expense and related taxes, changes in the fair value of equity warrants, and exit costs. We calculate adjusted basic and diluted earnings per share by dividing adjusted net income attributable to common stockholders by the weighted-average shares outstanding during the period. We have provided a reconciliation below of adjusted net income to net income, the most directly comparable GAAP financial measure.

We have included adjusted net income and adjusted basic and diluted earnings per share in this 10-Q Report because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted net income and adjusted basic and diluted earnings per share facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable gains and losses that do not represent a component of our core business operations. We believe it is useful to exclude non-cash share-based compensation expense because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude exit costs and the changes in the fair value of equity warrants, because exit costs and the variability of equity warrant gains and losses are not representative of our underlying operations. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted net income and adjusted basic and diluted earnings per share have limitations as financial measures and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Other companies may calculate adjusted net income and adjusted basic and diluted earnings per share differently, which reduces their usefulness as comparative measures. Because of these limitations, you should consider adjusted net income and adjusted basic and diluted earnings alongside other financial performance measures, including various cash flow metrics, net income, basic and diluted earnings per share, and our other GAAP results.

The following table presents a reconciliation of net income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated.

(in thousands, except per share data)	13 Weeks Ended
Reconciliation of Net Income to Adjusted Net Income	April 30, 2023	May 1, 2022
Net income	$22,181	$18,472
Add:
Share-based compensation expense and related taxes	53,777	27,194
Change in fair value of equity warrants	8,934	—
Exit costs	2,357	—
Adjusted net income	$87,249	$45,666
Weighted-average common shares used in computing adjusted earnings per share:
Basic	426,852	420,406
Effect of dilutive share-based awards	3,619	6,304
Diluted	430,471	426,710
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Adjusted basic	$0.20	$0.11
Adjusted diluted	$0.20	$0.11

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

(in thousands)	13 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	April 30, 2023	May 1, 2022
Net cash provided by operating activities	$148,392	$82,433
Deduct:
Capital expenditures	(21,573)	(76,021)
Free Cash Flow	$126,819	$6,412

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

	13 Weeks Ended
				% of net sales
(in thousands, except percentages)	April 30, 2023	May 1, 2022	% Change	April 30, 2023	May 1, 2022
Consolidated Statements of Operations
Net sales	$2,784,675	$2,428,327	14.7%	100.0%	100.0%
Cost of goods sold	1,993,220	1,760,507	13.2%	71.6%	72.5%
Gross profit	791,455	667,820	18.5%	28.4%	27.5%
Operating expenses:
Selling, general and administrative	583,666	504,283	15.7%	21.0%	20.8%
Advertising and marketing	183,733	144,721	27.0%	6.6%	6.0%
Total operating expenses	767,399	649,004	18.2%	27.6%	26.7%
Income from operations	24,056	18,816	27.8%	0.9%	0.8%
Interest income (expense), net	8,016	(344)	n/m	0.3%	—%
Other expense, net	(8,888)	—	n/m	(0.3)%	—%
Income before income tax provision	23,184	18,472	25.5%	0.8%	0.8%
Income tax provision	1,003	—	n/m	—%	—%
Net income	$22,181	$18,472	20.1%	0.8%	0.8%
n/m - not meaningful

Thirteen Weeks Ended April 30, 2023 Compared to Thirteen Weeks Ended May 1, 2022

Net Sales

	13 Weeks Ended
(in thousands, except percentages)	April 30, 2023	May 1, 2022	$ Change	% Change
Consumables	$2,004,384	$1,698,139	$306,245	18.0%
Hardgoods	311,115	316,024	(4,909)	(1.6)%
Other	469,176	414,164	55,012	13.3%
Net sales	$2,784,675	$2,428,327	$356,348	14.7%

Net sales for the thirteen weeks ended April 30, 2023 increased by $356.3 million, or 14.7%, to $2.8 billion compared to $2.4 billion for the thirteen weeks ended May 1, 2022. This increase was primarily due to increases in spending per customer from our large and stable customer base. Net sales per active customer increased $66, or 14.8%, in the thirteen weeks ended April 30, 2023 compared to the thirteen weeks ended May 1, 2022, driven by growth across our consumables and healthcare businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended April 30, 2023 increased by $232.7 million, or 13.2%, to $2.0 billion compared to $1.8 billion in the thirteen weeks ended May 1, 2022. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs, as well as an increase in orders shipped. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting pricing strength, favorable changes in our mix of sales, and supply chain efficiency gains across our fulfillment network.

Gross profit for the thirteen weeks ended April 30, 2023 increased by $123.6 million, or 18.5%, to $791.5 million compared to $667.8 million in the thirteen weeks ended May 1, 2022. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended April 30, 2023 increased by 90 basis points compared to the thirteen weeks ended May 1, 2022, primarily due to margin expansion across our consumables, healthcare, and specialty businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended April 30, 2023 increased by $79.4 million, or 15.7%, to $583.7 million compared to $504.3 million in the thirteen weeks ended May 1, 2022. This was primarily due to an increase of $45.5 million in facilities expenses and other general and administrative expenses, principally due to business growth and new initiatives as well as the opening and operating of corporate offices in Plantation, Florida, and Seattle, Washington. This also included an increase of $26.6 million in non-cash share-based compensation expense and related taxes as well as an increase of $7.3 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the opening and operating of fulfillment centers in Reno, Nevada and Nashville, Tennessee.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended April 30, 2023 increased by $39.0 million, or 27.0%, to $183.7 million compared to $144.7 million in the thirteen weeks ended May 1, 2022. Our marketing expenses increased due to additional investment in our upper funnel marketing channels as well as expansion into new channels, contributing to new customer acquisition and an increase in wallet share from our large and stable customer base.

Interest Income (Expense), net

Interest income for the thirteen weeks ended April 30, 2023 increased by $8.3 million, to $8.0 million compared to interest expense of $0.3 million in the thirteen weeks ended May 1, 2022. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Other Income (Expense), net

Other expenses for the thirteen weeks ended April 30, 2023 were $8.9 million and consisted of changes in the fair value of equity warrants and investments, partially offset by foreign currency transaction gains.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $408.7 million as of April 30, 2023, an increase of $78.2 million from January 29, 2023. Marketable securities consist primarily of U.S. treasury securities, certificates of deposit, and commercial paper and totaled $394.5 million as of April 30, 2023, an increase of $47.5 million from January 29, 2023.

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

Cash Flows

	13 Weeks Ended
($ in thousands)	April 30, 2023	May 1, 2022
Net cash provided by operating activities	$148,392	$82,433
Net cash used in investing activities	$(66,038)	$(77,421)
Net cash used in financing activities	$(4,110)	$(3,330)

Operating Activities

Net cash provided by operating activities was $148.4 million for the thirteen weeks ended April 30, 2023, which primarily consisted of $22.2 million of net income, non-cash adjustments such as depreciation and amortization expense of $28.9 million and share-based compensation expense of $48.6 million, and a cash increase of $30.4 million from working capital. Cash increases from working capital were primarily driven by an increase in payables and other current liabilities, partially offset by an increase in inventories, receivables, and other current assets.

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

Investing Activities

Net cash used in investing activities was $66.0 million for the thirteen weeks ended April 30, 2023, primarily consisting of $44.1 million for the purchases of marketable securities, net of maturities and $21.6 million for capital expenditures. Capital expenditures were related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Net cash used in investing activities was $77.4 million for the thirteen weeks ended May 1, 2022, primarily consisting of capital expenditures related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Financing Activities

Net cash used in financing activities was $4.1 million for the thirteen weeks ended April 30, 2023 and consisted of payments made pursuant to the tax sharing agreement with related parties, payment of debt modification costs, and principal repayments of finance lease obligations.

Net cash used in financing activities was $3.3 million for the thirteen weeks ended May 1, 2022, and consisted of $2.5 million for payments of tax withholdings related to vesting of share-based compensation awards, payments pursuant to the tax sharing agreement with related parties, and principal repayments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities up to $250 million, subject to customary conditions. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of April 30, 2023, which is reduced by standby letters of credit, we had $749.6 million of borrowing capacity under the ABL Credit Facility. As of April 30, 2023 and January 29, 2023, we had no outstanding borrowings under the ABL Credit Facility, respectively.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this 10-Q Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended April 30, 2023.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning legal proceedings is provided in Item 1 of Part I, “Financial Statements (Unaudited)–Note 6– Commitments and Contingencies–Legal Matters” and is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.2	Amended and Restated Bylaws of Chewy, Inc.	8-K	001-38936	3.2	April 12, 2023
10.1	*Form of Performance-Based Restricted Stock Unit Agreement					X
10.2	*Form of Restricted Stock Unit Agreement					X
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

CHEWY, INC.

Date:	May 31, 2023	By:	/s/ Mario Marte
Mario Marte
Chief Financial Officer
(Principal Financial Officer)