Form 10-Q
period 2023-07-30
Chewy, Inc.
filed 2023-08-30
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of August 23, 2023
Class A Common Stock, $0.01 par value per share	119,141,916
Class B Common Stock, $0.01 par value per share	311,188,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended July 30, 2023

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Investors and others should note that we may announce material information to our investors using our investor relations website (https://investor.chewy.com/), filings with the Securities and Exchange Commision (“SEC”), press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.
2

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	July 30, 2023	January 29, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$457,103	$330,441
Marketable securities	448,323	346,944
Accounts receivable	162,681	126,349
Inventories	738,204	675,520
Prepaid expenses and other current assets	48,080	41,067
Total current assets	1,854,391	1,520,321
Property and equipment, net	511,755	478,738
Operating lease right-of-use assets	434,805	423,423
Goodwill	39,442	39,442
Other non-current assets	63,621	53,152
Total assets	$2,904,014	$2,515,076
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,119,316	$1,030,882
Accrued expenses and other current liabilities	880,072	738,467
Total current liabilities	1,999,388	1,769,349
Operating lease liabilities	488,767	471,765
Other long-term liabilities	51,230	60,005
Total liabilities	2,539,385	2,301,119
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of July 30, 2023 and January 29, 2023	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 118,530,123 and 114,160,531 shares issued and outstanding as of July 30, 2023 and January 29, 2023, respectively	1,185	1,141
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 shares issued and outstanding as of July 30, 2023 and January 29, 2023	3,112	3,112
Additional paid-in capital	2,280,748	2,171,247
Accumulated deficit	(1,920,416)	(1,961,543)
Total stockholders’ equity	364,629	213,957
Total liabilities and stockholders’ equity	$2,904,014	$2,515,076
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net sales	$2,777,769	$2,431,011	$5,562,444	$4,859,338
Cost of goods sold	1,990,996	1,748,214	3,984,216	3,508,721
Gross profit	786,773	682,797	1,578,228	1,350,617
Operating expenses:
Selling, general and administrative	619,202	516,983	1,202,868	1,021,266
Advertising and marketing	185,491	144,159	369,224	288,880
Total operating expenses	804,693	661,142	1,572,092	1,310,146
(Loss) income from operations	(17,920)	21,655	6,136	40,471
Interest income, net	8,928	690	16,944	346
Other income, net	29,242	—	20,354	—
Income before income tax provision	20,250	22,345	43,434	40,817
Income tax provision	1,304	—	2,307	—
Net income	$18,946	$22,345	$41,127	$40,817

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.04	$0.05	$0.10	$0.10
Diluted	$0.04	$0.05	$0.10	$0.10
Weighted-average common shares used in computing earnings per share:
Basic	428,618	421,690	427,735	421,048
Diluted	431,576	426,833	431,024	426,772

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	13 Weeks Ended July 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	427,108	$4,271	$2,217,456	$(1,939,362)	$282,365
Share-based compensation expense	—	—	65,996	—	65,996
Vesting of share-based compensation awards	2,517	25	(25)	—	—
Distribution to parent	93	1	(1)	—	—
Tax withholdings for share-based compensation awards	—	—	(5)	—	(5)
Tax sharing agreement with related parties	—	—	(2,673)	—	(2,673)
Net income	—	—	—	18,946	18,946
Balance as of July 30, 2023	429,718	$4,297	$2,280,748	$(1,920,416)	$364,629

	13 Weeks Ended July 31, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of May 1, 2022	420,606	$4,206	$2,046,707	$(1,992,303)	$58,610
Share-based compensation expense	—	—	38,377	—	38,377
Vesting of share-based compensation awards	1,948	19	(19)	—	—
Distribution to parent	93	1	(1)	—	—
Tax withholdings for share-based compensation awards	—	—	(4)	—	(4)
Tax sharing agreement with related parties	—	—	(1,937)	—	(1,937)
Net income	—	—	—	22,345	22,345
Balance as of July 31, 2022	422,647	$4,226	$2,083,123	$(1,969,958)	$117,391

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	26 Weeks Ended July 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 29, 2023	425,349	$4,253	$2,171,247	$(1,961,543)	$213,957
Share-based compensation expense	—	—	114,549	—	114,549
Vesting of share-based compensation awards	4,276	43	(43)	—	—
Distribution to parent	93	1	(1)	—	—
Tax withholdings for share-based compensation awards	—	—	(5)	—	(5)
Tax sharing agreement with related parties	—	—	(4,999)	—	(4,999)
Net income	—	—	—	41,127	41,127
Balance as of July 30, 2023	429,718	$4,297	$2,280,748	$(1,920,416)	$364,629

	26 Weeks Ended July 31, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 30, 2022	420,106	$4,201	$2,021,310	$(2,010,775)	$14,736
Share-based compensation expense	—	—	64,171	—	64,171
Vesting of share-based compensation awards	2,501	25	(25)	—	—
Distribution to parent	93	1	(1)	—	—
Tax withholdings for share-based compensation awards	(53)	(1)	(2,471)	—	(2,472)
Tax sharing agreement with related parties	—	—	139	—	139
Net income	—	—	—	40,817	40,817
Balance as of July 31, 2022	422,647	$4,226	$2,083,123	$(1,969,958)	$117,391

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	July 30, 2023	July 31, 2022
Cash flows from operating activities
Net income	$41,127	$40,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,672	37,678
Share-based compensation expense	114,549	64,171
Non-cash lease expense	22,053	19,203
Change in fair value of equity warrants and investments	(20,244)	—
Other	793	604
Net change in operating assets and liabilities:
Accounts receivable	(36,332)	(20,295)
Inventories	(62,684)	(147,491)
Prepaid expenses and other current assets	(16,860)	(13,861)
Other non-current assets	(1,975)	2,067
Trade accounts payable	88,434	166,074
Accrued expenses and other current liabilities	131,796	(7,343)
Operating lease liabilities	(11,045)	(9,592)
Other long-term liabilities	864	(427)
Net cash provided by operating activities	307,148	131,605
Cash flows from investing activities
Capital expenditures	(79,213)	(124,212)
Cash paid for acquisition of business, net of cash acquired	(367)	—
Purchases of marketable securities	(442,769)	—
Proceeds from maturities of marketable securities	350,000	—
Other	—	(1,400)
Net cash used in investing activities	(172,349)	(125,612)
Cash flows from financing activities
(Payments for) proceeds from tax sharing agreement with related parties	(7,606)	533
Payment of debt modification costs	(175)	—
Principal repayments of finance lease obligations	(351)	(333)
Payments for tax withholdings related to vesting of share-based compensation awards	(5)	(2,472)
Net cash used in financing activities	(8,137)	(2,272)
Net increase in cash and cash equivalents	126,662	3,721
Cash and cash equivalents, as of beginning of period	330,441	603,079
Cash and cash equivalents, as of end of period	$457,103	$606,800

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively “Chewy” or the “Company”) is a pure play e-commerce business geared toward pet products and services for dogs, cats, fish, birds, small pets, horses, and reptiles. Chewy serves its customers through its retail website, www.chewy.com, and its mobile applications, and focuses on delivering exceptional customer service, competitive prices, outstanding convenience (including Chewy’s Autoship subscription program, fast shipping, and hassle-free returns), and a large selection of high-quality pet food, treats and supplies, and pet healthcare products.

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”). In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended July 30, 2023 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2023 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	July 30, 2023	January 29, 2023
Outbound fulfillment	$491,847	$369,661
Advertising and marketing	114,581	99,593
Payroll liabilities	71,318	66,799
Accrued expenses and other	202,326	202,414
Total accrued expenses and other current liabilities	$880,072	$738,467

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

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense from its borrowing facilities and finance leases. The following table provides additional information about the Company’s interest income (expense), net (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Interest income	$9,824	$1,348	$18,702	$1,603
Interest expense	(896)	(658)	(1,758)	(1,257)
Interest income, net	$8,928	$690	$16,944	$346

Other Income (Expense), net

The Company’s other income (expense), net consists of changes in the fair value of equity warrants and investments, foreign currency transaction gains and losses, and allowances for credit losses. The following table provides additional information about the Company’s other income (expense), net (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Change in fair value of equity warrants	$29,192	$—	$20,258	$—
Foreign currency transaction gains	50	—	110	—
Change in fair value of equity investments	—	—	(14)	—
Other income, net	$29,242	$—	$20,354	$—

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

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen and twenty-six weeks ended July 30, 2023. Further, as of July 30, 2023, the Company did not record an allowance for credit losses related to its fixed income securities.

Equity investments in public companies that have readily determinable fair values are carried at fair value and are classified within Level 1 because they are valued using quoted market prices.

Equity warrants are classified within Level 3 of the fair value hierarchy as they are valued based on observable and unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. The Company utilized certain valuation techniques, such as the Black-Scholes option-pricing model and the Monte Carlo simulation model, to determine the fair value of equity warrants. The application of these models requires the use of a number of complex assumptions based on unobservable inputs, including the expected term, expected equity volatility, discounts for lack of marketability, cash flow projections, and probability with respect to vesting requirements.

The following table includes a summary of financial instruments measured at fair value as of July 30, 2023 (in thousands):

	Level 1	Level 2	Level 3
Cash	$457,103	$—	$—
Money market funds	—	—	—
Commercial paper	—	—	—
Cash and cash equivalents	457,103	—	—
U.S. Treasury securities	448,260	—	—
Equity investments	63	—	—
Marketable securities	448,323	—	—
Equity warrants	—	—	42,240
Total financial instruments	$905,426	$—	$42,240

The following table includes a summary of financial instruments measured at fair value as of January 29, 2023 (in thousands):

	Level 1	Level 2	Level 3
Cash	$300,441	$—	$—
Money market funds	30,000	—	—
Cash and cash equivalents	330,441	—	—
U.S. Treasury securities	346,926	—	—
Equity investments	18	—	—
Marketable securities	346,944	—	—
Equity warrants	—	—	31,622
Total financial instruments	$677,385	$—	$31,622

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

	26 Weeks Ended
	July 30, 2023	July 31, 2022
Beginning balance	$31,622	$—
Change in fair value of equity warrants	10,618	—
Ending balance	$42,240	$—

As of July 30, 2023 and January 29, 2023, the deferred credit subject to vesting requirements recognized within other long-term liabilities in exchange for the equity warrants was $35.2 million and $45.0 million, respectively.

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity warrants as of July 30, 2023 (in thousands):

				Range
	Fair Value	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$42,240	Black-Scholes and Monte Carlo	Probability of vesting	0%	99%	78%

			Equity volatility	35%	85%	80%

5.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	July 30, 2023	January 29, 2023
Furniture, fixtures and equipment	$176,907	$162,296
Computer equipment	72,141	67,535
Internal-use software	158,067	138,123
Leasehold improvements	300,951	245,700
Construction in progress	84,193	93,534
	792,259	707,188
Less: accumulated depreciation and amortization	280,504	228,450
Property and equipment, net	$511,755	$478,738

Internal-use software includes labor and license costs associated with software development for internal use. As of July 30, 2023 and January 29, 2023, the Company had accumulated amortization related to internal-use software of $70.2 million and $56.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended July 30, 2023 and July 31, 2022, the Company recorded depreciation expense on property and equipment of $19.6 million and $13.9 million, respectively, and amortization expense related to internal-use software costs of $7.2 million and $5.5 million, respectively. For the twenty-six weeks ended July 30, 2023 and July 31, 2022, the Company recorded depreciation expense on property and equipment of $40.9 million, and $26.0 million, respectively, and amortization expense related to internal-use software costs of $13.8 million and $9.9 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaratory judgment action in the United States District Court for the Southern District of New York (the “District Court”) against IBM seeking the District Court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On May 24, 2021, IBM filed an amended complaint that included an additional assertion that the Company is infringing a fifth IBM patent. On October 8, 2021, the parties had a claim construction hearing and on November 9, 2021, the claim construction rulings resulted in one of the five patents (the “‘414 patent”) being eliminated from the case.

The parties filed their motions for summary judgment which were fully briefed on February 24, 2022. On April 11, 2022, the District Court granted the Company’s motions for summary judgment that the Company did not infringe three of the patents and that the fourth patent is invalid. On April 29, 2022, IBM filed a notice of appeal in the United States Court of Appeals for the Federal Circuit to appeal the District Court’s judgment of non-infringement of certain of the patents. The appeal is fully briefed, and oral argument is expected to take place on October 4, 2023. On May 3, 2023, IBM sent the Company a letter indicating that the ‘414 patent that was invalidated by the District Court was reexamined by the U.S. Patent & Trademark Office and a reexamination certificate was issued. As a result, IBM is asserting that the Company infringes the new claims of the ‘414 patent. The Company continues to deny this recent allegation related to the ‘414 patent and all other allegations of any infringement and intends to vigorously defend itself in this matter.

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

The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of July 30, 2023, which is reduced by standby letters of credit, the Company had $749.6 million of borrowing capacity under the ABL Credit Facility. As of July 30, 2023 and January 29, 2023, the Company had no outstanding borrowings under the ABL Credit Facility, respectively.

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

The Company’s finance leases as of July 30, 2023 and January 29, 2023 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	July 30, 2023	January 29, 2023
Assets
Operating	Operating lease right-of-use assets	$434,805	$423,423
Total operating lease assets		$434,805	$423,423
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$28,522	$27,611
Non-current
Operating	Operating lease liabilities	488,767	471,765
Total operating lease liabilities		$517,289	$499,376

For the twenty-six weeks ended July 30, 2023 and July 31, 2022, assets acquired in exchange for new operating lease liabilities were $50.6 million and $57.1 million, respectively. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended July 30, 2023 and July 31, 2022 was $26.2 million and $23.3 million, respectively. Lease expense for the twenty-six weeks ended July 30, 2023 and July 31, 2022 was $52.3 million and $44.6 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $45.1 million and $38.2 million for the twenty-six weeks ended July 30, 2023 and July 31, 2022, respectively.

9.    Share-Based Compensation

2022 Omnibus Incentive Plan

In July 2022, the Company’s stockholders approved the Chewy, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) replacing the Chewy, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”). The 2022 Plan became effective on July 14, 2022 and allows for the issuance of up to 40.0 million shares of Class A common stock and 1.0 million shares for new grants rolled over from the 2019 Plan. No awards may be granted under the 2022 Plan after July 2032. The 2022 Plan provides for grants of: (i) options, including incentive stock options and non-qualified stock options, (ii) restricted stock units, (iii) other share-based awards, including share appreciation rights, phantom stock, restricted shares, performance shares, deferred share units, and share-denominated performance units, (iv) cash awards, (v) substitute awards, and (vi) dividend equivalents (collectively, the “awards”). The awards may be granted to (i) the Company’s employees, consultants, and non-employee directors, (ii) employees of the Company’s affiliates and subsidiaries, and (iii) consultants of the Company’s subsidiaries.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the twenty-six weeks ended July 30, 2023 (in thousands, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 29, 2023	2,206	$36.22
Granted	232	$35.71
Vested	(1,825)	$36.31
Forfeited	(184)	$37.19
Unvested and outstanding as of July 30, 2023	429	$35.14

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	26 Weeks Ended
	July 30, 2023	July 31, 2022
Weighted average grant-date fair value of PRSUs	$35.71	$43.59
Total fair value of vested PRSUs (in millions)	$72.2	$58.5

As of July 30, 2023, total unrecognized compensation expense related to unvested PRSUs was $8.8 million and is expected to be recognized over a weighted-average expected performance period of 2.3 years.

During the twenty-six weeks ended July 30, 2023 and July 31, 2022, vesting occurred for 93,309 PRSUs, respectively, that were previously granted to an employee of PetSmart. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the twenty-six weeks ended July 30, 2023 (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 29, 2023	10,813	$45.56
Granted	10,068	$35.52
Vested	(2,553)	$45.61
Forfeited	(1,041)	$41.52
Unvested and outstanding as of July 30, 2023	17,287	$39.95

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	26 Weeks Ended
	July 30, 2023	July 31, 2022
Weighted average grant-date fair value of RSUs	$35.52	$42.79
Total fair value of vested RSUs (in millions)	$106.1	$22.3

As of July 30, 2023, total unrecognized compensation expense related to unvested RSUs was $579.1 million and is expected to be recognized over a weighted-average expected performance period of 2.9 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of July 30, 2023, there were 28.6 million additional shares of Class A common stock reserved for future issuance under the 2022 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
PRSUs	$1,178	$3,559	$(222)	$8,198
RSUs	64,818	34,818	114,771	55,973
Total share-based compensation expense	$65,996	$38,377	$114,549	$64,171

10.    Income Taxes
Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared based on Chewy’s separate return method.

The Company had a current income tax provision during the thirteen and twenty-six weeks ended July 30, 2023 of $1.3 million and $2.3 million, respectively. The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and twenty-six weeks ended July 31, 2022. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

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

During the twenty-six weeks ended July 30, 2023, and July 31, 2022, the Company paid $7.6 million and collected $0.5 million, respectively, pursuant to the tax sharing agreement. The tax sharing agreement was effectively terminated for federal income taxes upon tax deconsolidation with PetSmart, however, there may be future settlements upon final adjustment to the consolidated federal tax returns. The tax sharing agreement remains in effect for certain states in which the Company continues to file with Argos Holdco. As of July 30, 2023 and January 29, 2023, the Company had a payable related to the tax sharing agreement of $2.7 million and $5.3 million, respectively.

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

11.    Earnings per Share
Basic and diluted earnings per share attributable to the Company’s common stockholders are presented using the two-class method required for participating securities. Under the two-class method, net income attributable to the Company’s common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings for the periods presented are calculated as net income less distributed earnings. Undistributed earnings are allocated proportionally to the Company’s common Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Basic and diluted earnings per share are calculated by dividing net income attributable to the Company’s common stockholders by the weighted-average shares outstanding during the period.

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$18,946	$22,345	$41,127	$40,817
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	428,618	421,690	427,735	421,048
Effect of dilutive stock-based awards	2,958	5,143	3,289	5,724
Diluted	431,576	426,833	431,024	426,772
Anti-dilutive stock-based awards excluded from diluted common shares	5,918	7,388	5,147	4,528
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.04	$0.05	$0.10	$0.10
Diluted	$0.04	$0.05	$0.10	$0.10

12.    Certain Relationships and Related Party Transactions

Certain of the Company’s healthcare operations are conducted through a wholly-owned subsidiary of PetSmart for which the Company and PetSmart entered into a services agreement, which provides for the payment of a management fee due from PetSmart. The Company recognized $2.5 million and $4.5 million during the thirteen and twenty-six weeks ended July 30, 2023, respectively, within net sales in the condensed consolidated statements of operations for the services provided compared to $1.8 million and $3.1 million during the thirteen and twenty-six weeks ended July 31, 2022, respectively.

As of July 30, 2023 and January 29, 2023, the Company had a net payable to PetSmart of $2.5 million and $4.9 million, respectively, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2023 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Investors and others should note that we may announce material information to our investors using our investor relations website (https://investor.chewy.com/), filings with the SEC, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and services, as well as the around-the-clock convenience, that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products and expanded menu of service offerings, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and partners and continually develop innovative ways for our customers to engage with us. We partner with approximately 3,500 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our website and mobile applications, we offer our customers approximately 110,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

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

	13 Weeks Ended			26 Weeks Ended
(in thousands, except net sales per active customer, per share data, and percentages)	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	% Change
Financial and Operating Data
Net sales	$2,777,769	$2,431,011	14.3%	$5,562,444	$4,859,338	14.5%
Net income (1)	$18,946	$22,345	(15.2)%	$41,127	$40,817	0.8%
Net margin	0.7%	0.9%		0.7%	0.8%
Adjusted EBITDA (2)	$86,867	$83,055	4.6%	$197,041	$143,571	37.2%
Adjusted EBITDA margin (2)	3.1%	3.4%		3.5%	3.0%
Adjusted net income (2)	$63,316	$62,084	2.0%	$150,565	$107,750	39.7%
Earnings per share, basic and diluted (1)	$0.04	$0.05	(20.0)%	$0.10	$0.10	—%
Adjusted earnings per share, basic (2)	$0.15	$0.15	—%	$0.35	$0.26	34.6%
Adjusted earnings per share, diluted (2)	$0.15	$0.15	—%	$0.35	$0.25	40.0%
Net cash provided by operating activities	$158,756	$49,172	222.9%	$307,148	$131,605	133.4%
Free cash flow (2)	$101,116	$981	n/m	$227,935	$7,393	n/m
Active customers	20,367	20,490	(0.6)%	20,367	$20,490	(0.6)%
Net sales per active customer	$530	$462	14.7%	$530	$462	14.7%
Autoship customer sales	$2,097,398	$1,776,583	18.1%	$4,177,908	$3,530,264	18.3%
Autoship customer sales as a percentage of net sales	75.5%	73.1%		75.1%	72.6%
n/m - not meaningful
(1) Includes share-based compensation expense and related taxes of $68.3 million and $122.1 million for the thirteen and twenty-six weeks ended July 30, 2023, compared to $39.7 million and $66.9 million for the thirteen and twenty-six weeks ended July 31, 2022.

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

(in thousands, except percentages)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Income to Adjusted EBITDA	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net income	$18,946	$22,345	$41,127	$40,817
Add:
Depreciation and amortization	27,795	20,338	56,672	37,678
Share-based compensation expense and related taxes	68,302	39,739	122,079	66,933
Interest income, net	(8,928)	(690)	(16,944)	(346)
Change in fair value of equity warrants	(29,192)	—	(20,258)	—
Income tax provision	1,304	—	2,307	—
Exit costs	5,260	—	7,617	—
Transaction related costs	2,126	237	2,126	1,395
Other	1,254	1,086	2,315	(2,906)
Adjusted EBITDA	$86,867	$83,055	$197,041	$143,571
Net sales	$2,777,769	$2,431,011	$5,562,444	$4,859,338
Net margin	0.7%	0.9%	0.7%	0.8%
Adjusted EBITDA margin	3.1%	3.4%	3.5%	3.0%

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

(in thousands, except per share data)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Income to Adjusted Net Income	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net income	$18,946	$22,345	$41,127	$40,817
Add:
Share-based compensation expense and related taxes	68,302	39,739	122,079	66,933
Change in fair value of equity warrants	(29,192)	—	(20,258)	—
Exit costs	5,260	—	7,617	—
Adjusted net income	$63,316	$62,084	$150,565	$107,750
Weighted-average common shares used in computing adjusted earnings per share:
Basic	428,618	421,690	427,735	421,048
Effect of dilutive share-based awards	2,958	5,143	3,289	5,724
Diluted	431,576	426,833	431,024	426,772
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.04	$0.05	$0.10	$0.10
Diluted	$0.04	$0.05	$0.10	$0.10
Adjusted basic	$0.15	$0.15	$0.35	$0.26
Adjusted diluted	$0.15	$0.15	$0.35	$0.25

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

(in thousands)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022
Net cash provided by operating activities	$158,756	$49,172	$307,148	$131,605
Deduct:
Capital expenditures	(57,640)	(48,191)	(79,213)	(124,212)
Free Cash Flow	$101,116	$981	$227,935	$7,393

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

	13 Weeks Ended					26 Weeks Ended
				% of net sales					% of net sales
(in thousands, except percentages)	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022	July 30, 2023	July 31, 2022	% Change	July 30, 2023	July 31, 2022
Consolidated Statements of Operations
Net sales	$2,777,769	$2,431,011	14.3%	100.0%	100.0%	$5,562,444	$4,859,338	14.5%	100.0%	100.0%
Cost of goods sold	1,990,996	1,748,214	13.9%	71.7%	71.9%	3,984,216	3,508,721	13.6%	71.6%	72.2%
Gross profit	786,773	682,797	15.2%	28.3%	28.1%	1,578,228	1,350,617	16.9%	28.4%	27.8%
Operating expenses:
Selling, general and administrative	619,202	516,983	19.8%	22.3%	21.3%	1,202,868	1,021,266	17.8%	21.6%	21.0%
Advertising and marketing	185,491	144,159	28.7%	6.7%	5.9%	369,224	288,880	27.8%	6.6%	5.9%
Total operating expenses	804,693	661,142	21.7%	29.0%	27.2%	1,572,092	1,310,146	20.0%	28.3%	27.0%
(Loss) income from operations	(17,920)	21,655	(182.8)%	(0.6)%	0.9%	6,136	40,471	84.8%	0.1%	0.8%
Interest income, net	8,928	690	n/m	0.3%	—%	16,944	346	n/m	0.3%	—%
Other income, net	29,242	—	n/m	1.1%	—%	20,354	—	n/m	0.4%	—%
Income before income tax provision	20,250	22,345	(9.4)%	0.7%	0.9%	43,434	40,817	(6.4)%	0.8%	0.8%
Income tax provision	1,304	—	n/m	—%	—%	2,307	—	—%	—%	—%
Net income	$18,946	$22,345	(15.2)%	0.7%	0.9%	$41,127	$40,817	0.8%	0.7%	0.8%
n/m - not meaningful

Thirteen and Twenty-Six Weeks Ended July 30, 2023 Compared to Thirteen and Twenty-Six Weeks Ended July 31, 2022

Net Sales

	13 Weeks Ended				26 Weeks Ended
(in thousands, except percentages)	July 30, 2023	July 31, 2022	$ Change	% Change	July 30, 2023	July 31, 2022	$ Change	% Change
Consumables	$2,004,617	$1,712,832	$291,785	17.0%	$4,009,001	$3,410,971	$598,030	17.5%
Hardgoods	297,158	290,804	6,354	2.2%	608,273	606,828	1,445	0.2%
Other	475,994	427,375	48,619	11.4%	945,170	841,539	103,631	12.3%
Net sales	$2,777,769	$2,431,011	$346,758	14.3%	$5,562,444	$4,859,338	$703,106	14.5%

Net sales for the thirteen weeks ended July 30, 2023 increased by $346.8 million, or 14.3%, to $2.8 billion compared to $2.4 billion for the thirteen weeks ended July 31, 2022. This increase was primarily driven by growth in customer spending from both new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $68, or 14.7%, in the thirteen weeks ended July 30, 2023 compared to the thirteen weeks ended July 31, 2022, driven by growth across our consumables and healthcare businesses.

Net sales for the twenty-six weeks ended July 30, 2023 increased by $703.1 million, or 14.5%, to $5.6 billion compared to $4.9 billion for the twenty-six weeks ended July 31, 2022. This increase was primarily due to increases in spending per customer and our larger customer base. Net sales per active customer increased $68, or 14.7%, in the twenty-six weeks ended July 30, 2023 compared to the twenty-six weeks ended July 31, 2022, driven by growth across our consumables and healthcare businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended July 30, 2023 increased by $242.8 million, or 13.9%, to $2.0 billion compared to $1.7 billion in the thirteen weeks ended July 31, 2022. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs, as well as an increase in orders shipped. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network, and favorable changes in our mix of sales.

Cost of goods sold for the twenty-six weeks ended July 30, 2023 increased by $475.5 million, or 13.6%, to $4.0 billion compared to $3.5 billion in the twenty-six weeks ended July 31, 2022. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs, as well as an increase in orders shipped. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network, pricing strength and favorable changes in our mix of sales.

Gross profit for the thirteen weeks ended July 30, 2023 increased by $104.0 million, or 15.2%, to $786.8 million compared to $682.8 million in the thirteen weeks ended July 31, 2022. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended July 30, 2023 increased by 20 basis points compared to the thirteen weeks ended July 31, 2022, primarily due to margin expansion across our hardgoods, healthcare, and private brands businesses.

Gross profit for the twenty-six weeks ended July 30, 2023 increased by $227.6 million, or 16.9%, to $1.6 billion compared to $1.4 billion in the twenty-six weeks ended July 31, 2022. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the twenty-six weeks ended July 30, 2023 increased by 60 basis points compared to the twenty-six weeks ended July 31, 2022, primarily due to margin expansion across our consumables, healthcare, and hardgoods businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended July 30, 2023 increased by $102.2 million, or 19.8%, to $619.2 million compared to $517.0 million in the thirteen weeks ended July 31, 2022. This was primarily due to an increase of $43.0 million in facilities expenses and other general and administrative expenses, principally due to business growth and new initiatives as well as the expansion of operations at corporate offices in Plantation, Florida, and Seattle, Washington. This also included an increase of $30.6 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the opening and operating of fulfillment centers in Reno, Nevada and Nashville, Tennessee, as well as an increase of $28.6 million in non-cash share-based compensation expense and related taxes.

Selling, general and administrative expenses for the twenty-six weeks ended July 30, 2023 increased by $181.6 million, or 17.8%, to $1.2 billion compared to $1.0 billion in the twenty-six weeks ended July 31, 2022. This was primarily due to an increase of $88.5 million in facilities expenses and other general and administrative expenses, principally due to increased headcount as a result of business growth and new initiatives as well as the expansion of operations at corporate offices in Plantation, Florida, and Seattle, Washington. This also included an increase of $55.1 million in non-cash share-based compensation expense and related taxes as well as an increase of $38.0 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the opening and operating of fulfillment centers in Reno, Nevada and Nashville, Tennessee.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended July 30, 2023 increased by $41.3 million, or 28.7%, to $185.5 million compared to $144.2 million in the thirteen weeks ended July 31, 2022. Our marketing expenses increased due to additional investment in our upper funnel marketing channels as well as expansion into new channels, contributing to new customer acquisition and an increase in wallet share from our large and stable customer base.

Advertising and marketing expenses for the twenty-six weeks ended July 30, 2023 increased by $80.3 million, or 27.8%, to $369.2 million compared to $288.9 million in the twenty-six weeks ended July 31, 2022. Our marketing expenses increased due to additional investment in our upper funnel marketing channels as well as expansion into new channels, contributing to new customer acquisition and an increase in wallet share from our large and stable customer base.

Interest Income (Expense), net

Interest income for the thirteen weeks ended July 30, 2023 increased by $8.1 million, to $8.9 million compared to interest income of $0.7 million in the thirteen weeks ended July 31, 2022. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Interest income for the twenty-six weeks ended July 30, 2023 increased by $16.6 million, to $16.9 million compared to interest income of $0.3 million in the twenty-six weeks ended July 31, 2022. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Other Income (Expense), net

Other income for the thirteen weeks ended July 30, 2023 were $29.2 million and consisted of changes in the fair value of equity warrants and foreign currency transaction gains.

Other income for the twenty-six weeks ended July 30, 2023 were $20.4 million and consisted of changes in the fair value of equity warrants and foreign currency transaction gains, partially offset by changes in the fair value of equity investments.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $457.1 million as of July 30, 2023, an increase of $126.7 million from January 29, 2023. Marketable securities consist primarily of U.S. treasury securities, certificates of deposit, and commercial paper and totaled $448.3 million as of July 30, 2023, an increase of $101.4 million from January 29, 2023.

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

Cash Flows

	26 Weeks Ended
($ in thousands)	July 30, 2023	July 31, 2022
Net cash provided by operating activities	$307,148	$131,605
Net cash used in investing activities	$(172,349)	$(125,612)
Net cash used in financing activities	$(8,137)	$(2,272)

Operating Activities

Net cash provided by operating activities was $307.1 million for the twenty-six weeks ended July 30, 2023, which primarily consisted of $41.1 million of net income, non-cash adjustments such as depreciation and amortization expense of $56.7 million and share-based compensation expense of $114.5 million, and a cash increase of $104.4 million from working capital. Cash increases from working capital were primarily driven by an increase in other current liabilities and payables, partially offset by an increase in inventories, receivables, and other current assets.

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

Investing Activities

Net cash used in investing activities was $172.3 million for the twenty-six weeks ended July 30, 2023, primarily consisting of $92.8 million for the purchases of marketable securities, net of maturities and $79.2 million for capital expenditures. Capital expenditures were related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Net cash used in investing activities was $125.6 million for the twenty-six weeks ended July 31, 2022, primarily consisting of capital expenditures related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Financing Activities

Net cash used in financing activities was $8.1 million for the twenty-six weeks ended July 30, 2023 and consisted of payments made pursuant to the tax sharing agreement with related parties, principal repayments of finance lease obligations, and payment of debt modification costs.

Net cash used in financing activities was $2.3 million for the twenty-six weeks ended July 31, 2022, and consisted of $2.5 million for payments of tax withholdings related to vesting of share-based compensation awards and principal repayments of finance lease obligations, partially offset by proceeds received pursuant to the tax sharing agreement with related parties.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities up to $250 million, subject to customary conditions. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of July 30, 2023, which is reduced by standby letters of credit, we had $749.6 million of borrowing capacity under the ABL Credit Facility. As of July 30, 2023 and January 29, 2023, we had no outstanding borrowings under the ABL Credit Facility, respectively.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended July 30, 2023.

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

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the thirteen weeks ended July 30, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1.1	Amended and Restated Certificate of Incorporation of Chewy, Inc.	8-K	001-38936	3.1	June 18, 2019
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chewy, Inc.	8-K	001-38936	3.1	July 20, 2023
10.1	*Form of Director Restricted Stock Unit Agreement					X
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

CHEWY, INC.

Date:	August 30, 2023	By:	/s/ Stacy Bowman
Stacy Bowman
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)