Form 10-Q
period 2023-10-29
Chewy, Inc.
filed 2023-12-06
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of November 29, 2023
Class A Common Stock, $0.01 par value per share	120,217,588
Class B Common Stock, $0.01 par value per share	311,188,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended October 29, 2023

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

Investors and others should note that we may announce material information to our investors using our investor relations website (https://investor.chewy.com/), filings with the Securities and Exchange Commission (the “SEC”), press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on these channels could be deemed to be material information. We therefore encourage investors to visit these websites from time to time. The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this filing are intended to be inactive textual references only.

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	October 29, 2023	January 29, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$469,409	$330,441
Marketable securities	487,772	346,944
Accounts receivable	160,980	126,349
Inventories	712,053	675,520
Prepaid expenses and other current assets	52,713	41,067
Total current assets	1,882,927	1,520,321
Property and equipment, net	514,701	478,738
Operating lease right-of-use assets	473,529	423,423
Goodwill	39,442	39,442
Other non-current assets	25,883	53,152
Total assets	$2,936,482	$2,515,076
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,078,429	$1,030,882
Accrued expenses and other current liabilities	886,259	738,467
Total current liabilities	1,964,688	1,769,349
Operating lease liabilities	526,994	471,765
Other long-term liabilities	51,633	60,005
Total liabilities	2,543,315	2,301,119
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of October 29, 2023 and January 29, 2023	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 119,950,022 and 114,160,531 shares issued and outstanding as of October 29, 2023 and January 29, 2023, respectively	1,199	1,141
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 311,188,356 shares issued and outstanding as of October 29, 2023 and January 29, 2023	3,112	3,112
Additional paid-in capital	2,345,082	2,171,247
Accumulated deficit	(1,956,226)	(1,961,543)
Total stockholders’ equity	393,167	213,957
Total liabilities and stockholders’ equity	$2,936,482	$2,515,076
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net sales	$2,738,611	$2,532,122	$8,301,055	$7,391,460
Cost of goods sold	1,957,850	1,811,945	5,942,066	5,320,666
Gross profit	780,761	720,177	2,358,989	2,070,794
Operating expenses:
Selling, general and administrative	611,718	543,532	1,814,586	1,564,798
Advertising and marketing	179,200	177,079	548,424	465,959
Total operating expenses	790,918	720,611	2,363,010	2,030,757
(Loss) income from operations	(10,157)	(434)	(4,021)	40,037
Interest income, net	10,173	2,745	27,117	3,091
Other expense, net	(34,122)	—	(13,768)	—
(Loss) income before income tax provision	(34,106)	2,311	9,328	43,128
Income tax provision	1,704	—	4,011	—
Net (loss) income	$(35,810)	$2,311	$5,317	$43,128

(Loss) earnings per share attributable to common Class A and Class B stockholders:
Basic	$(0.08)	$0.01	$0.01	$0.10
Diluted	$(0.08)	$0.01	$0.01	$0.10
Weighted-average common shares used in computing (loss) earnings per share:
Basic	430,758	422,898	428,743	421,665
Diluted	430,758	428,125	431,406	427,223

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	13 Weeks Ended October 29, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 30, 2023	429,718	$4,297	$2,280,748	$(1,920,416)	$364,629
Share-based compensation expense	—	—	64,348	—	64,348
Vesting of share-based compensation awards	1,420	14	(14)	—	—
Net loss	—	—	—	(35,810)	(35,810)
Balance as of October 29, 2023	431,138	$4,311	$2,345,082	$(1,956,226)	$393,167

	13 Weeks Ended October 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 31, 2022	422,647	$4,226	$2,083,123	$(1,969,958)	$117,391
Share-based compensation expense	—	—	45,530	—	45,530
Vesting of share-based compensation awards	448	5	(5)	—	—
Tax withholdings for share-based compensation awards	—	—	(3)	—	(3)
Tax sharing agreement with related parties	—	—	(1,274)	—	(1,274)
Net income	—	—	—	2,311	2,311
Balance as of October 30, 2022	423,095	$4,231	$2,127,371	$(1,967,647)	$163,955

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	39 Weeks Ended October 29, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 29, 2023	425,349	$4,253	$2,171,247	$(1,961,543)	$213,957
Share-based compensation expense	—	—	178,897	—	178,897
Vesting of share-based compensation awards	5,696	57	(57)	—	—
Distribution to parent	93	1	(1)	—	—
Tax withholdings for share-based compensation awards	—	—	(5)	—	(5)
Tax sharing agreement with related parties	—	—	(4,999)	—	(4,999)
Net income	—	—	—	5,317	5,317
Balance as of October 29, 2023	431,138	$4,311	$2,345,082	$(1,956,226)	$393,167

	39 Weeks Ended October 30, 2022
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 30, 2022	420,106	$4,201	$2,021,310	$(2,010,775)	$14,736
Share-based compensation expense	—	—	109,701	—	109,701
Vesting of share-based compensation awards	2,949	30	(30)	—	—
Distribution to parent	93	1	(1)	—	—
Tax withholdings for share-based compensation awards	(53)	(1)	(2,474)	—	(2,475)
Tax sharing agreement with related parties	—	—	(1,135)	—	(1,135)
Net income	—	—	—	43,128	43,128
Balance as of October 30, 2022	423,095	$4,231	$2,127,371	$(1,967,647)	$163,955

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	October 29, 2023	October 30, 2022
Cash flows from operating activities
Net income	$5,317	$43,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,195	60,696
Share-based compensation expense	178,897	109,701
Non-cash lease expense	29,371	29,286
Change in fair value of equity warrants and investments	13,589	—
Other	3,810	840
Net change in operating assets and liabilities:
Accounts receivable	(34,631)	(3,453)
Inventories	(36,533)	(118,719)
Prepaid expenses and other current assets	(27,363)	(6,237)
Other non-current assets	(1,337)	(44,220)
Trade accounts payable	47,547	108,635
Accrued expenses and other current liabilities	144,599	42,306
Operating lease liabilities	(19,774)	(15,790)
Other long-term liabilities	1,669	42,847
Net cash provided by operating activities	387,356	249,020
Cash flows from investing activities
Capital expenditures	(110,898)	(171,841)
Cash paid for acquisition of business, net of cash acquired	(367)	—
Purchases of marketable securities	(876,189)	(296,624)
Proceeds from maturities of marketable securities	750,000	—
Other	—	(1,400)
Net cash used in investing activities	(237,454)	(469,865)
Cash flows from financing activities
Payments for tax sharing agreement with related parties	(10,279)	(1,040)
Principal repayments of finance lease obligations	(475)	(492)
Payment of debt modification costs	(175)	—
Payments for tax withholdings related to vesting of share-based compensation awards	(5)	(2,475)
Net cash used in financing activities	(10,934)	(4,007)
Net increase (decrease) in cash and cash equivalents	138,968	(224,852)
Cash and cash equivalents, as of beginning of period	330,441	603,079
Cash and cash equivalents, as of end of period	$469,409	$378,227

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

The Company is controlled by a consortium including private investment funds advised by BC Partners Advisors LP (“BC Partners”) and its affiliates, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP, and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”). The Company was controlled by PetSmart LLC (“PetSmart”), a wholly-owned subsidiary of the Sponsors through February 11, 2021.

On October 30, 2023 (the “Closing Date”), the Company entered into certain transactions (the “Transactions”) with affiliates of BC Partners pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). The Transactions resulted in such affiliates restructuring their ownership interests in the Company and Chewy Pharmacy KY, LLC (“Chewy Pharmacy KY”) becoming an indirect wholly-owned subsidiary of the Company.

Contemporaneously with the execution and delivery of the Merger Agreement, the Company and the BC Partners-affiliated stockholders named therein (the “BCP Stockholder Parties”) entered into an Amended and Restated Investor Rights Agreement (the “A&R Investor Rights Agreement”), which amended and restated in its entirety that certain Investor Rights Agreement, dated as of June 13, 2019, by and among the Company and the stockholders identified therein. The A&R Investor Rights Agreement contains changes to the governing arrangements between the BCP Stockholder Parties and the Company, including (i) the gradual elimination of the Company’s dual class share structure through the conversion of the Company’s Class B common stock (ten votes per share) into Class A common stock (one vote per share), (ii) certain revisions to the BCP Stockholder Parties director nomination rights which will accelerate the step down of their nomination rights as the economic ownership of the BCP Stockholder Parties decreases following the date that such stockholders no longer hold an aggregate of over 50% of the outstanding Class A and Class B common stock of the Company, (iii) the approval of a disinterested and independent committee of the Company’s board of directors for certain change of control transactions, (iv) certain standstill commitments, and (v) additional transfer restrictions.

On the Closing Date, affiliates of BC Partners transferred $1.9 billion to the Company to be used to fund: (i) tax obligations of its affiliates that were inherited by the Company as a result of the Transactions and (ii) expenses incurred by the Company in connection with the Transactions. The Company is evaluating the related tax obligations and an estimate is currently unavailable. The Merger Agreement requires affiliates of BC Partners to indemnify the Company for certain tax liabilities and includes customary indemnifications related to the Transactions.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”). In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended October 29, 2023 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2023 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2023 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	October 29, 2023	January 29, 2023
Outbound fulfillment	$488,209	$369,661
Advertising and marketing	107,790	99,593
Payroll liabilities	67,213	66,799
Accrued expenses and other	223,047	202,414
Total accrued expenses and other current liabilities	$886,259	$738,467

Stockholders’ Equity

Conversion of Class B Common Stock

On May 8, 2020, Buddy Chester Sub LLC, a wholly-owned subsidiary of the Sponsors, converted 17,584,098 shares of the Company’s Class B common stock into Class A common stock. On May 11, 2020, Buddy Chester Sub LLC entered into a variable forward purchase agreement (the “Contract”) to deliver up to 17,584,098 shares of the Company’s Class A common stock at the exchange date, with the number of shares to be issued based on the trading price of the Company’s common stock during a 20-day observation period. On each of May 15, 2023 and May 16, 2023, Buddy Chester Sub LLC settled its obligations under the Contract and delivered a total of 17,584,098 shares.

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense from its borrowing facilities and finance leases. The following table provides additional information about the Company’s interest income (expense), net (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Interest income	$11,050	$3,392	$29,752	$4,995
Interest expense	(877)	(647)	(2,635)	(1,904)
Interest income, net	$10,173	$2,745	$27,117	$3,091

Other Income (Expense), net

The Company’s other income (expense), net consists of changes in the fair value of equity warrants and investments, foreign currency transaction gains and losses, and allowances for credit losses. The following table provides additional information about the Company’s other income (expense), net (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Change in fair value of equity warrants	$(33,800)	$—	$(13,542)	$—
Change in fair value of equity investments	(33)	—	(47)	—
Foreign currency transaction losses	(289)	—	(179)	—
Other expense, net	$(34,122)	$—	$(13,768)	$—

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

Recently Issued Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

3.    Acquisitions

Petabyte Acquisition

On October 23, 2022, the Company entered into a definitive Agreement and Plan of Merger (the “Petabyte Merger Agreement”) with Petabyte Technology Inc. (“Petabyte”), a Delaware corporation. Under the terms of the Petabyte Merger Agreement, the Company and Petabyte effected a merger on November 7, 2022, and Petabyte became a wholly-owned subsidiary of the Company. Headquartered in Bellevue, Washington, Petabyte is a provider of cloud-based technology solutions to the veterinary sector and the acquisition is expected to further strengthen the Company’s pet healthcare product and service offering.

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

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen and thirty-nine weeks ended October 29, 2023. Further, as of October 29, 2023, the Company did not record an allowance for credit losses related to its fixed income securities.

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

The following table includes a summary of financial instruments measured at fair value as of October 29, 2023 (in thousands):

	Level 1	Level 2	Level 3
Cash	$469,409	$—	$—
Cash and cash equivalents	469,409	—	—
U.S. Treasury securities	487,687	—	—
Equity investments	85	—	—
Marketable securities	487,772	—	—
Equity warrants	—	—	8,440
Total financial instruments	$957,181	$—	$8,440

The following table includes a summary of financial instruments measured at fair value as of January 29, 2023 (in thousands):

	Level 1	Level 2	Level 3
Cash	$300,441	$—	$—
Money market funds	30,000	—	—
Cash and cash equivalents	330,441	—	—
U.S. Treasury securities	346,926	—	—
Equity investments	18	—	—
Marketable securities	346,944	—	—
Equity warrants	—	—	31,622
Total financial instruments	$677,385	$—	$31,622

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

	39 Weeks Ended
	October 29, 2023	October 30, 2022
Beginning balance	$31,622	$—
Change in fair value of equity warrants	(23,182)	44,962
Ending balance	$8,440	$44,962

As of October 29, 2023 and January 29, 2023, the deferred credit subject to vesting requirements recognized within other long-term liabilities in exchange for the equity warrants was $34.9 million and $45.0 million, respectively.

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity warrants as of October 29, 2023 (in thousands):

				Range
	Fair Value	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$8,440	Black-Scholes and Monte Carlo	Probability of vesting	0%	99%	78%

			Equity volatility	35%	80%	76%

5.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	October 29, 2023	January 29, 2023
Furniture, fixtures and equipment	$181,788	$162,296
Computer equipment	77,956	67,535
Internal-use software	172,791	138,123
Leasehold improvements	303,813	245,700
Construction in progress	82,723	93,534
	819,071	707,188
Less: accumulated depreciation and amortization	304,370	228,450
Property and equipment, net	$514,701	$478,738

Internal-use software includes labor and license costs associated with software development for internal use. As of October 29, 2023 and January 29, 2023, the Company had accumulated amortization related to internal-use software of $78.3 million and $56.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended October 29, 2023 and October 30, 2022, the Company recorded depreciation expense on property and equipment of $16.6 million and $16.1 million, respectively, and amortization expense related to internal-use software costs of $8.0 million and $6.1 million, respectively. For the thirty-nine weeks ended October 29, 2023 and October 30, 2022, the Company recorded depreciation expense on property and equipment of $57.5 million, and $42.1 million, respectively, and amortization expense related to internal-use software costs of $21.8 million and $16.0 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The parties filed their motions for summary judgment which were fully briefed on February 24, 2022. On April 11, 2022, the District Court granted the Company’s motions for summary judgment that the Company did not infringe three of the patents and that the fourth patent is invalid. On April 29, 2022, IBM filed a notice of appeal in the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) to appeal the District Court’s judgment of non-infringement of certain of the patents. Oral argument for the appeal occurred on October 4, 2023 and a decision by the Federal Circuit is pending. On May 3, 2023, IBM sent the Company a letter indicating that the ‘414 patent that was invalidated by the District Court was reexamined by the U.S. Patent & Trademark Office and a reexamination certificate was issued. As a result, IBM is asserting that the Company infringes the new claims of the ‘414 patent. The Company continues to deny this recent allegation related to the ‘414 patent and all other allegations of any infringement and intends to vigorously defend itself in this matter.

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

The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of October 29, 2023, which is reduced by standby letters of credit, the Company had $759.0 million of borrowing capacity under the ABL Credit Facility. As of October 29, 2023 and January 29, 2023, the Company had no outstanding borrowings under the ABL Credit Facility, respectively.

8.    Leases

The Company leases all of its fulfillment and customer service centers and corporate offices under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 5 to 15 years and typically allow for the leases to be renewed for up to three additional five-year terms. Fulfillment and customer service centers and corporate office leases expire at various dates through 2038, excluding renewal options. The Company also leases certain equipment under operating and finance leases. The terms of equipment leases generally range from 3 to 5 years and do not contain renewal options. These leases expire at various dates through 2025.

The Company’s finance leases as of October 29, 2023 and January 29, 2023 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	October 29, 2023	January 29, 2023
Assets
Operating	Operating lease right-of-use assets	$473,529	$423,423
Total operating lease assets		$473,529	$423,423
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$28,425	$27,611
Non-current
Operating	Operating lease liabilities	526,994	471,765
Total operating lease liabilities		$555,419	$499,376

For the thirty-nine weeks ended October 29, 2023 and October 30, 2022, assets acquired in exchange for new operating lease liabilities were $97.8 million and $90.3 million, respectively. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended October 29, 2023 and October 30, 2022 was $25.5 million and $23.7 million, respectively. Lease expense for the thirty-nine weeks ended October 29, 2023 and October 30, 2022 was $77.8 million and $68.3 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $70.1 million and $58.2 million for the thirty-nine weeks ended October 29, 2023 and October 30, 2022, respectively.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirty-nine weeks ended October 29, 2023 (in thousands, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 29, 2023	2,206	$36.22
Granted	232	$35.71
Vested	(1,904)	$36.03
Forfeited	(193)	$37.33
Unvested and outstanding as of October 29, 2023	341	$36.32

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	39 Weeks Ended
	October 29, 2023	October 30, 2022
Weighted average grant-date fair value of PRSUs	$35.71	$43.59
Total fair value of vested PRSUs (in millions)	$74.1	$61.7

As of October 29, 2023, total unrecognized compensation expense related to unvested PRSUs was $7.5 million and is expected to be recognized over a weighted-average expected performance period of 2.1 years.

During the thirty-nine weeks ended October 29, 2023 and October 30, 2022, vesting occurred for 93,309 PRSUs, respectively, that were previously granted to an employee of PetSmart. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirty-nine weeks ended October 29, 2023 (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 29, 2023	10,813	$45.56
Granted	11,105	$34.25
Vested	(3,894)	$46.01
Forfeited	(1,651)	$40.75
Unvested and outstanding as of October 29, 2023	16,373	$38.27

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	39 Weeks Ended
	October 29, 2023	October 30, 2022
Weighted average grant-date fair value of RSUs	$34.25	$41.44
Total fair value of vested RSUs (in millions)	$142.9	$34.3

As of October 29, 2023, total unrecognized compensation expense related to unvested RSUs was $513.5 million and is expected to be recognized over a weighted-average expected performance period of 2.7 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of October 29, 2023, there were 28.2 million additional shares of Class A common stock reserved for future issuance under the 2022 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
PRSUs	$954	$2,498	$732	$10,696
RSUs	63,394	43,032	178,165	99,005
Total share-based compensation expense	$64,348	$45,530	$178,897	$109,701

10.    Income Taxes
Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. Income taxes as presented in the Company’s condensed consolidated financial statements have been prepared based on Chewy’s separate return method.

The Company had a current income tax provision during the thirteen and thirty-nine weeks ended October 29, 2023 of $1.7 million and $4.0 million, respectively. The Company did not have a current or deferred provision for income taxes for any taxing jurisdiction during the thirteen and thirty-nine weeks ended October 30, 2022, respectively. Additionally, the Company maintained a full valuation allowance on its net deferred tax assets.

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

During the thirty-nine weeks ended October 29, 2023, and October 30, 2022, the Company paid $10.3 million and $1.0 million, respectively, pursuant to the tax sharing agreement. The tax sharing agreement was effectively terminated for federal income taxes upon tax deconsolidation with PetSmart in February 2021. As of January 29, 2023, the Company had a payable related to the tax sharing agreement of $5.3 million which was settled as of October 29, 2023. The tax sharing agreement was subsequently terminated by all parties to the agreement on October 30, 2023, in connection with the transaction described in Note 1 - Description of Business.

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

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Basic and diluted earnings per share
Numerator
(Loss) earnings attributable to common Class A and Class B stockholders	$(35,810)	$2,311	$5,317	$43,128
Denominator
Weighted-average common shares used in computing (loss) earnings per share:
Basic	430,758	422,898	428,743	421,665
Effect of dilutive stock-based awards	—	5,227	2,663	5,558
Diluted	430,758	428,125	431,406	427,223
Anti-dilutive stock-based awards excluded from diluted common shares	16,781	6,008	10,868	5,069
(Loss) earnings per share attributable to common Class A and Class B stockholders:
Basic	$(0.08)	$0.01	$0.01	$0.10
Diluted	$(0.08)	$0.01	$0.01	$0.10

12.    Certain Relationships and Related Party Transactions

Certain of the Company’s healthcare operations are conducted through Chewy Pharmacy KY, a Delaware limited liability company which was previously a wholly-owned subsidiary of PetSmart, for which the Company and Chewy Pharmacy KY entered into a services agreement, which provided for the payment of a management fee to the Company due from Chewy Pharmacy KY. The Company recognized $2.4 million and $6.9 million during the thirteen and thirty-nine weeks ended October 29, 2023, respectively, within net sales in the condensed consolidated statements of operations for the services provided compared to $1.8 million and $4.9 million during the thirteen and thirty-nine weeks ended October 30, 2022, respectively. The services agreement between the Company and Chewy Pharmacy KY was subsequently terminated in connection with the transaction described in Note 1 - Description of Business.

As of October 29, 2023 and January 29, 2023, the Company had a net payable to PetSmart of $3.6 million and $4.9 million, respectively, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2023 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2023 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Chewy,” “the Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

	13 Weeks Ended			39 Weeks Ended
(in thousands, except net sales per active customer, per share data, and percentages)	October 29, 2023	October 30, 2022	% Change	October 29, 2023	October 30, 2022	% Change
Financial and Operating Data
Net sales	$2,738,611	$2,532,122	8.2%	$8,301,055	$7,391,460	12.3%
Net (loss) income (1)	$(35,810)	$2,311	n/m	$5,317	$43,128	(87.7)%
Net margin	(1.3)%	0.1%		0.1%	0.6%
Adjusted EBITDA (2)	$82,126	$70,399	16.7%	$279,167	$213,970	30.5%
Adjusted EBITDA margin (2)	3.0%	2.8%		3.4%	2.9%
Adjusted net income (2)	$63,011	$48,401	30.2%	$213,576	$156,151	36.8%
(Loss) earnings per share, basic and diluted (1)	$(0.08)	$0.01	n/m	$0.01	$0.10	(90.0)%
Adjusted earnings per share, basic and diluted (2)	$0.15	$0.11	36.4%	$0.50	$0.37	35.1%
Net cash provided by operating activities	$80,208	$117,415	(31.7)%	$387,356	$249,020	55.6%
Free cash flow (2)	$48,523	$69,786	(30.5)%	$276,458	$77,179	258.2%
Active customers	20,266	20,524	(1.3)%	20,266	20,524	(1.3)%
Net sales per active customer	$543	$477	13.8%	$543	$477	13.8%
Autoship customer sales	$2,093,077	$1,855,979	12.8%	$6,270,985	$5,386,243	16.4%
Autoship customer sales as a percentage of net sales	76.4%	73.3%		75.5%	72.9%
n/m - not meaningful
(1) Includes share-based compensation expense and related taxes of $65.8 million and $187.9 million for the thirteen and thirty-nine weeks ended October 29, 2023, compared to $46.1 million and $113.0 million for the thirteen and thirty-nine weeks ended October 30, 2022.

(2) Adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted basic and diluted earnings per share, and free cash flow are non-GAAP financial measures.

We define net margin as net (loss) income divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

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

The following table presents a reconciliation of net (loss) income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated.

(in thousands, except percentages)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net (Loss) Income to Adjusted EBITDA	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net (loss) income	$(35,810)	$2,311	$5,317	$43,128
Add (deduct):
Depreciation and amortization	25,523	23,018	82,195	60,696
Share-based compensation expense and related taxes	65,799	46,090	187,878	113,023
Interest income, net	(10,173)	(2,745)	(27,117)	(3,091)
Change in fair value of equity warrants	33,800	—	13,542	—
Income tax provision	1,704	—	4,011	—
Exit costs	(778)	—	6,839	—
Transaction related costs	1,041	706	3,167	2,101
Other	1,020	1,019	3,335	(1,887)
Adjusted EBITDA	$82,126	$70,399	$279,167	$213,970
Net sales	$2,738,611	$2,532,122	$8,301,055	$7,391,460
Net margin	(1.3)%	0.1%	0.1%	0.6%
Adjusted EBITDA margin	3.0%	2.8%	3.4%	2.9%

Adjusted Net Income and Adjusted Basic and Diluted Earnings per Share

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted net income and adjusted basic and diluted earnings per share, which represent non-GAAP financial measures. We calculate adjusted net income as net income (loss) excluding share-based compensation expense and related taxes, changes in the fair value of equity warrants, and exit costs. We calculate adjusted basic and diluted earnings per share by dividing adjusted net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period. We have provided a reconciliation below of adjusted net income to net income (loss), the most directly comparable GAAP financial measure.

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

Adjusted net income and adjusted basic and diluted earnings per share have limitations as financial measures and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Other companies may calculate adjusted net income and adjusted basic and diluted earnings per share differently, which reduces their usefulness as comparative measures. Because of these limitations, you should consider adjusted net income and adjusted basic and diluted earnings alongside other financial performance measures, including various cash flow metrics, net income (loss), basic and diluted earnings (loss) per share, and our other GAAP results.

The following table presents a reconciliation of net (loss) income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated.

(in thousands, except per share data)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net (Loss) Income to Adjusted Net Income	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net (loss) income	$(35,810)	$2,311	$5,317	$43,128
Add (deduct):
Share-based compensation expense and related taxes	65,799	46,090	187,878	113,023
Change in fair value of equity warrants	33,800	—	13,542	—
Exit costs	(778)	—	6,839	—
Adjusted net income	$63,011	$48,401	$213,576	$156,151
Weighted-average common shares used in computing (loss) earnings per share and adjusted earnings per share:
Basic	430,758	422,898	428,743	421,665
Effect of dilutive share-based awards (1)	1,414	5,227	2,663	5,558
Diluted (1)	432,172	428,125	431,406	427,223
(Loss) earnings per share attributable to common Class A and Class B stockholders
Basic	$(0.08)	$0.01	$0.01	$0.10
Diluted (1)	$(0.08)	$0.01	$0.01	$0.10
Adjusted basic	$0.15	$0.11	$0.50	$0.37
Adjusted diluted (1)	$0.15	$0.11	$0.50	$0.37
(1) For the thirteen weeks ended October 29, 2023, our calculation of adjusted diluted earnings per share attributable to common Class A and Class B stockholders requires an adjustment to the weighted-average common shares used in the calculation to include the weighted-average dilutive effect of share-based awards.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

(in thousands)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022
Net cash provided by operating activities	$80,208	$117,415	$387,356	$249,020
Deduct:
Capital expenditures	(31,685)	(47,629)	(110,898)	(171,841)
Free Cash Flow	$48,523	$69,786	$276,458	$77,179

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

Key Operating Metrics

Active Customers

As of the last date of each reporting period, we determine our number of active customers by counting the total number of individual customers who have ordered a product or service, and for whom a product has shipped or for whom a service has been provided, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers and the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as a key indicator of our growth—acquisition and retention of customers—as a result of our marketing efforts and the value we provide to our customers. The number of active customers has grown over time as we acquired new customers and retained previously acquired customers.

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

	13 Weeks Ended					39 Weeks Ended
				% of net sales					% of net sales
(in thousands, except percentages)	October 29, 2023	October 30, 2022	% Change	October 29, 2023	October 30, 2022	October 29, 2023	October 30, 2022	% Change	October 29, 2023	October 30, 2022
Consolidated Statements of Operations
Net sales	$2,738,611	$2,532,122	8.2%	100.0%	100.0%	$8,301,055	$7,391,460	12.3%	100.0%	100.0%
Cost of goods sold	1,957,850	1,811,945	8.1%	71.5%	71.6%	5,942,066	5,320,666	11.7%	71.6%	72.0%
Gross profit	780,761	720,177	8.4%	28.5%	28.4%	2,358,989	2,070,794	13.9%	28.4%	28.0%
Operating expenses:
Selling, general and administrative	611,718	543,532	12.5%	22.3%	21.5%	1,814,586	1,564,798	16.0%	21.9%	21.2%
Advertising and marketing	179,200	177,079	1.2%	6.5%	7.0%	548,424	465,959	17.7%	6.6%	6.3%
Total operating expenses	790,918	720,611	9.8%	28.9%	28.5%	2,363,010	2,030,757	16.4%	28.5%	27.5%
(Loss) income from operations	(10,157)	(434)	n/m	(0.4)%	—%	(4,021)	40,037	110.0%	—%	0.5%
Interest income, net	10,173	2,745	n/m	0.4%	0.1%	27,117	3,091	n/m	0.3%	—%
Other expense, net	(34,122)	—	n/m	(1.2)%	—%	(13,768)	—	n/m	(0.2)%	—%
(Loss) income before income tax provision	(34,106)	2,311	n/m	(1.2)%	0.1%	9,328	43,128	(78.4)%	0.1%	0.6%
Income tax provision	1,704	—	n/m	0.1%	—%	4,011	—	n/m	—%	—%
Net (loss) income	$(35,810)	$2,311	n/m	(1.3)%	0.1%	$5,317	$43,128	(87.7)%	0.1%	0.6%
n/m - not meaningful

Thirteen and Thirty-Nine Weeks Ended October 29, 2023 Compared to Thirteen and Thirty-Nine Weeks Ended October 30, 2022

Net Sales

	13 Weeks Ended				39 Weeks Ended
(in thousands, except percentages)	October 29, 2023	October 30, 2022	$ Change	% Change	October 29, 2023	October 30, 2022	$ Change	% Change
Consumables	$1,984,688	$1,804,126	$180,562	10.0%	$5,993,689	$5,215,097	$778,592	14.9%
Hardgoods	285,028	291,569	(6,541)	(2.2)%	893,301	898,397	(5,096)	(0.6)%
Other	468,895	436,427	32,468	7.4%	1,414,065	1,277,966	136,099	10.6%
Net sales	$2,738,611	$2,532,122	$206,489	8.2%	$8,301,055	$7,391,460	$909,595	12.3%

Net sales for the thirteen weeks ended October 29, 2023 increased by $206.5 million, or 8.2%, to $2.7 billion compared to $2.5 billion for the thirteen weeks ended October 30, 2022. This increase was primarily driven by growth in customer spending from both new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $66, or 13.8%, in the thirteen weeks ended October 29, 2023 compared to the thirteen weeks ended October 30, 2022, driven by growth across our healthcare and consumables businesses.

Net sales for the thirty-nine weeks ended October 29, 2023 increased by $909.6 million, or 12.3%, to $8.3 billion compared to $7.4 billion for the thirty-nine weeks ended October 30, 2022. This increase was primarily driven by growth in customer spending from both new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $66, or 13.8%, in the thirty-nine weeks ended October 29, 2023 compared to the thirty-nine weeks ended October 30, 2022, driven by growth across our consumables and healthcare businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended October 29, 2023 increased by $145.9 million, or 8.1%, to $2.0 billion compared to $1.8 billion in the thirteen weeks ended October 30, 2022. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network.

Cost of goods sold for the thirty-nine weeks ended October 29, 2023 increased by $621.4 million, or 11.7%, to $5.9 billion compared to $5.3 billion in the thirty-nine weeks ended October 30, 2022. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network.

Gross profit for the thirteen weeks ended October 29, 2023 increased by $60.6 million, or 8.4%, to $780.8 million compared to $720.2 million in the thirteen weeks ended October 30, 2022. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended October 29, 2023 increased by 10 basis points compared to the thirteen weeks ended October 30, 2022, primarily due to margin expansion across our healthcare, hardgoods and private brands businesses.

Gross profit for the thirty-nine weeks ended October 29, 2023 increased by $288.2 million, or 13.9%, to $2.4 billion compared to $2.1 billion in the thirty-nine weeks ended October 30, 2022. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 29, 2023 increased by 40 basis points compared to the thirty-nine weeks ended October 30, 2022, primarily due to margin expansion across our healthcare, hardgoods, and private brands businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended October 29, 2023 increased by $68.2 million, or 12.5%, to $611.7 million compared to $543.5 million in the thirteen weeks ended October 30, 2022. This was primarily due to an increase of $27.7 million in facilities expenses and other general and administrative expenses, principally due to business growth and new initiatives as well as the expansion of operations at corporate offices in Plantation, Florida, and Seattle, Washington. This also included an increase of $20.7 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the launch of operations in Canada and the opening and operating of fulfillment centers in Reno, Nevada and Nashville, Tennessee, as well as an increase of $19.8 million in non-cash share-based compensation expense and related taxes.

Selling, general and administrative expenses for the thirty-nine weeks ended October 29, 2023 increased by $249.8 million, or 16.0%, to $1.8 billion compared to $1.6 billion in the thirty-nine weeks ended October 30, 2022. This was primarily due to an increase of $116.2 million in facilities expenses and other general and administrative expenses, principally due to business growth and new initiatives as well as the expansion of operations at corporate offices in Plantation, Florida, and Seattle, Washington. This also included an increase of $74.9 million in non-cash share-based compensation expense and related taxes as well as an increase of $58.7 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the opening and operating of fulfillment centers in Reno, Nevada and Nashville, Tennessee.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended October 29, 2023 increased by $2.1 million, or 1.2%, to $179.2 million compared to $177.1 million in the thirteen weeks ended October 30, 2022. Our marketing expenses increased due to additional investment in our upper funnel marketing channels as well as expansion into new channels, contributing to new customer acquisition and an increase in wallet share from our large and stable customer base.

Advertising and marketing expenses for the thirty-nine weeks ended October 29, 2023 increased by $82.4 million, or 17.7%, to $548.4 million compared to $466.0 million in the thirty-nine weeks ended October 30, 2022. Our marketing expenses increased due to additional investment in our upper funnel marketing channels as well as expansion into new channels, contributing to new customer acquisition and an increase in wallet share from our large and stable customer base.

Interest Income (Expense), net

Interest income for the thirteen weeks ended October 29, 2023 increased by $7.4 million, to $10.2 million compared to interest income of $2.8 million in the thirteen weeks ended October 30, 2022. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Interest income for the thirty-nine weeks ended October 29, 2023 increased by $24.0 million, to $27.1 million compared to interest income of $3.1 million in the thirty-nine weeks ended October 30, 2022. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Other Income (Expense), net

Other expense for the thirteen weeks ended October 29, 2023 was $34.1 million and consisted of changes in the fair value of equity warrants and investments as well as foreign currency transaction losses.

Other expense for the thirty-nine weeks ended October 29, 2023 was $13.8 million and consisted of changes in the fair value of equity warrants and investments as well as foreign currency transaction losses.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $469.4 million as of October 29, 2023, an increase of $139.0 million from January 29, 2023. Marketable securities consist primarily of U.S. treasury securities, certificates of deposit, and commercial paper and totaled $487.8 million as of October 29, 2023, an increase of $140.8 million from January 29, 2023.

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

Cash Flows

	39 Weeks Ended
($ in thousands)	October 29, 2023	October 30, 2022
Net cash provided by operating activities	$387,356	$249,020
Net cash used in investing activities	$(237,454)	$(469,865)
Net cash used in financing activities	$(10,934)	$(4,007)

Operating Activities

Net cash provided by operating activities was $387.4 million for the thirty-nine weeks ended October 29, 2023, which primarily consisted of $5.3 million of net income, non-cash adjustments such as depreciation and amortization expense of $82.2 million and share-based compensation expense of $178.9 million, and a cash increase of $93.6 million from working capital. Cash increases from working capital were primarily driven by an increase in other current liabilities and payables, partially offset by an increase in inventories, receivables, and other current assets.

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

Investing Activities

Net cash used in investing activities was $237.5 million for the thirty-nine weeks ended October 29, 2023, primarily consisting of $126.2 million for the purchase of marketable securities, net of maturities and $110.9 million for capital expenditures related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Net cash used in investing activities was $469.9 million for the thirty-nine weeks ended October 30, 2022, primarily consisting of $296.6 million for the purchase of marketable securities and $171.8 million for capital expenditures related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Financing Activities

Net cash used in financing activities was $10.9 million for the thirty-nine weeks ended October 29, 2023 and consisted of payments made pursuant to the tax sharing agreement with related parties, principal repayments of finance lease obligations, and payment of debt modification costs.

Net cash used in financing activities was $4.0 million for the thirty-nine weeks ended October 30, 2022, and consisted of $2.5 million for payments of tax withholdings related to vesting of share-based compensation awards, payments made pursuant to the tax sharing agreement with related parties, and principal repayments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities up to $250 million, subject to customary conditions. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of October 29, 2023, which is reduced by standby letters of credit, we had $759.0 million of borrowing capacity under the ABL Credit Facility. As of October 29, 2023 and January 29, 2023, we had no outstanding borrowings under the ABL Credit Facility, respectively.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 29, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended October 29, 2023.

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

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the thirteen weeks ended October 29, 2023, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 30, 2023, by and among Chewy, Inc., Chewy Kentucky Holding, LLC, Buddy Chester Sub Parent Holdco, Inc. and, solely for the purposes of certain articles identified therein, Buddy Chester Sub LLC.	8-K	001-38936	2.1	October 30, 2023
10.1	Amended and Restated Investor Rights Agreement, dated as of October 30, 2023, by and among Chewy, Inc. and certain holders identified therein.	8-K	001-38936	10.1	October 30, 2023
10.2	*Director Deferred Compensation Plan					X
10.3	*Executive Deferred Compensation Plan					X
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

CHEWY, INC.

Date:	December 6, 2023	By:	/s/ Stacy Bowman
Stacy Bowman
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)