Form 10-K/A
period 2023-01-29
Chewy, Inc.
filed 2024-01-08
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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

Class	Outstanding as of March 15, 2023
Class A Common Stock, $0.01 par value per share	115,757,139
Class B Common Stock, $0.01 par value per share	311,188,356
DOCUMENTS INCORPORATED BY REFERENCE: None

Auditor Name: Deloitte & Touche LLP	Auditor Location: Tempe, Arizona	Auditor Firm ID: 34

EXPLANATORY NOTE
Chewy, Inc. (“Chewy,” the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend the Company’s Annual Report on Form
10-K
for the fiscal year ended January 29, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023 (the “2022
10-K”),
to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the 2022
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from the Company’s definitive proxy statement (the “Proxy Statement”) if it is filed no later than 120 days after the Company’s fiscal year-end.
We are filing this Amendment to provide the information required in Part III of Form
10-K
because the Proxy Statement containing such information was inadvertently not filed by the Company within 120 days after the end of the fiscal year covered by the 2022
10-K.
This Amendment (i) amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2022
10-K
and (ii) deletes the reference on the cover of the 2022
10-K
to the incorporation by reference of portions of our Proxy Statement into Part III of the 2022
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted and we are also not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Terms used but not defined herein are as defined in our 2022
10-K.
Except as described above, no other changes have been made to the 2022
10-K,
and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2022
10-K.
This Amendment does not reflect events occurring after the date of the filing of our 2022
10-K
and, except as expressly set forth herein, speaks as of the date of the filing of our 2022
10-K.
Accordingly, this Amendment should be read in conjunction with our 2022
10-K
and with our filings with the SEC subsequent to the filing of our 2022
10-K.

CHEWY, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended January 29, 2023

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors (“Board”)

Our Board’s responsibility is to oversee, on behalf of our stockholders, the conduct of our Company’s business, provide advice and counsel to our Chief Executive Officer and senior management, protect our Company’s best interests, and foster the creation of long-term value for our stockholders. Our Board currently consists of twelve directors, divided into three classes with staggered three-year terms. Each class consists of one-third of the total number of directors. Until such time as the Class B common stock represents less than 50% of the combined voting power of Class A and Class B common stock, any newly-created directorship on our Board that results from an increase in the number of directors and any vacancy occurring on our Board shall be filled by (i) a majority of the directors then in office, even if less than a quorum, (ii) a sole remaining director, or (iii) the stockholders. A director elected by our Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class or until the director’s successor is duly elected and qualified, or until their earlier death, resignation, retirement, disqualification, or removal.

Our Board is composed of a diverse group of individuals, with complementary skills, backgrounds, experiences, and perspectives to serve and guide our Company. Our directors are evaluated and selected based on, among other things, their integrity and character, independent judgment, track record of accomplishment in leadership roles, as well as their professional and corporate expertise, skills and experience. Our Board is composed of directors that have collective backgrounds in finance and accounting, investments and venture capital, business operations, e-commerce, corporate governance and compliance, growth and transformation, technology, retail and customer service, customer engagement and marketing, risk management, compensation and human resources, healthcare, environmental and sustainability, diversity, equity and inclusion, and other relevant areas to oversee our key strategic and operational issues. Many of our directors have experience serving on boards and board committees of other public companies and have an understanding of corporate governance practices and trends and different business processes, challenges, and strategies.

The following chart reflects our directors’ current service on board and board committees of other public companies as of May 30, 2023.

Director Name	Public Company	Public Company
Fahim Ahmed	Cyxtera Technologies, Inc.(2)(3)	Appgate, Inc.

James Nelson	Global Net Lease, Inc.	Xerox Holdings Corporation(1)(3)

Martin H. Nesbitt	American Airlines, Inc.(1)	CenterPoint Energy, Inc.

Lisa Sibenac	Appgate, Inc.

Sumit Singh	Booking Holdings, Inc.

James A. Star	Equity Commonwealth(2)(3)

Raymond Svider	Altice USA, Inc.(1)(2)	GFL Environmental Inc.

(1)	Audit Committee Member
(2)	Compensation Committee Member
(3)	Nominating and Corporate Governance Committee Member

The following table sets forth select director information as of May 30, 2023:

Name	Age	Class	Director Since	Current Term Expires	Position	Committee Membership
						AC	CC	NCGC
Marco Castelli(1)	41	I	2022	2023	Director
James Nelson(2)	73	I	2021	2023	Director	¶
Martin H. Nesbitt(3)	60	I	2020	2023	Director
Raymond Svider(4)	60	I	2019	2023	Chairperson		¶	¶
Fahim Ahmed(5)	44	II	2019	2024	Director		✓	✓
Michael Chang(6)	46	II	2019	2024	Director			✓
Kristine Dickson(7)	45	II	2021	2024	Director	✓
James A. Star(8)	62	II	2019	2024	Director	✓
Mathieu Bigand(9)	32	III	2022	2025	Director
David Leland(10)	48	III	2019	2025	Director
Lisa Sibenac(11)	42	III	2019	2025	Director
Sumit Singh(12)	43	III	2019	2025	Director and CEO
Number of fiscal year 2022 meetings						4	4	3

AC: Audit Committee	¶ Committee Chairperson

CC: Compensation Committee	✓ Committee Member

NCGC: Nominating and Corporate Governance Committee

(1)	Elected to our Board effective May 23, 2022.
(2)	Elected to our Board effective July 19, 2021, and appointed as Chairperson of our Audit Committee effective September 8, 2021.
(3)	Elected to our Board effective September 21, 2020.
(4)	Elected as Chairperson of our Board effective April 29, 2019, and appointed as Chairperson of both our Compensation and Nominating and Corporate Governance Committees effective June 13, 2019.
(5)	Elected to our Board effective April 29, 2019, and appointed as member of both our Compensation and Nominating and Corporate Governance Committees effective June 13, 2019.
(6)	Elected to our Board effective April 29, 2019, and appointed as member of our Nominating and Corporate Governance Committee effective June 13, 2019.
(7)	Elected to our Board and as a member of our Audit Committee effective July 14, 2021.
(8)	Elected to our Board effective June 13, 2019, and appointed as a member of our Audit Committee effective May 29, 2020.
(9)	Elected to our Board effective September 14, 2022.
(10)	Elected to our Board effective September 10, 2019.
(11)	Elected to our Board effective April 29, 2019.
(12)	Elected to our Board effective April 29, 2019.

Marco Castelli. Mr. Castelli currently serves as Partner at BC Partners LLP (BC Partners LLP, together with its affiliates, “BC Partners”), which is an international investment firm that specializes in the investment of assets under management in private equity, private debt, and real estate. Before joining BC Partners in 2006, Mr. Castelli served as a management consultant at Bain & Company, a management consulting company, from January 2005 to August 2006. Mr. Castelli currently serves on the boards of Industria Macchine Automatiche S.p.A., a manufacturing company; Forno d’Asolo S.p.A., a manufacturing company; DentalPro, a dental care and services company; and Cigierre – Compagnia Generale Ristorazione S.p.A., a restaurant developer. Mr. Castelli holds a Master of Business Administration degree from the University of Chicago, Booth School of Business and a degree in Business Administration from Bocconi University in Italy. Mr. Castelli’s individual qualifications and background as a director include extensive finance, investments, and venture capital experience.

James Nelson. Mr. Nelson currently serves as Chief Executive Officer of Global Net Lease, Inc. (“GNL”), a publicly-traded real estate investment trust, a position he has held since July 2017, and he has served as a director of GNL since March 2017. Mr. Nelson previously served as a member of GNL’s audit committee from March 2017 until July 2017. Mr. Nelson was Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting, and wealth management company, from 1986 until 2009. From 1998 to 2003, he was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition of Boeing business jets for private and corporate clients, and from 1995 to 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company. Mr. Nelson currently serves on the board of directors of Xerox Holdings Corporation, a technology product and services company, since 2021 and as

Chairman since 2022. Mr. Nelson previously served on the board of directors for other publicly-traded companies including Roman DBDR Tech Acquisition Corp, a special purpose acquisition company, from 2020 to 2021; Herbalife Nutrition Ltd., a nutritional products retailer, from 2014 to 2021; Caesars Entertainment, Inc., a hotel and casino entertainment company, from 2019 to 2020; Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., a diversified holding company, from 2001 to 2019; and New York REIT, Inc., a real estate investment trust, from 2015 to 2017. Mr. Nelson’s individual qualifications and background as a director include public company board experience and extensive accounting, compliance, environmental, finance, risk management, technology, and operational and strategic experience as chief executive officer of various companies.

Martin H. Nesbitt. Mr. Nesbitt currently serves as Co-Chief Executive Officer of The Vistria Group, LLC, an investment firm focused on the education, healthcare, and financial services industries, a position he has held since 2012. From 1996 to 2012, Mr. Nesbitt was cofounder and Chief Executive Officer of TPS Parking Management, LLC (“TPS Parking”), an owner and operator of off-airport parking facilities. Prior to TPS Parking, Mr. Nesbitt served as an officer of the Pritzker Realty Group, L.P. and as Investment Manager at LaSalle Partners, each a commercial real estate firm. Mr. Nesbitt currently serves on the board of directors of American Airlines Group Inc., a network air carrier that provides air transportation for passengers and cargo; and CenterPoint Energy, Inc., an electric and natural gas utility. From 2011 to 2021, Mr. Nesbitt served as a director of Jones Lang LaSalle Incorporated, a commercial real estate services company; and from 2013 to 2018, he was a director of Norfolk Southern Corp., a transportation company. Mr. Nesbitt currently serves as a trustee of Chicago Museum of Contemporary Art and is the former chairman of the board of the Chicago Housing Authority and a former board member of the Chicago 2016 Olympic Committee. Mr. Nesbitt holds a Master of Business Administration degree from the University of Chicago and a Bachelor of Science degree and honorary doctorate from Albion College. Mr. Nesbitt’s individual qualifications and background as a director include public company board experience and extensive accounting, compliance, environmental, finance, risk management, and operational and strategic experience as chief executive officer and founder of various companies.

Raymond Svider. Mr. Svider currently serves as Partner and Chairman of BC Partners and as Chairman of the Executive Committee of BC Partners. Since Mr. Svider joined BC Partners in 1992, he has led investments in various sectors, including consumer and retail, technology, media and telecom, healthcare, industrials, and business services. He currently holds the role of Non-Executive Chairman of PetSmart, a pet products and services retailer; Chairman of the board of Valtech SE, a technology company; Chairman of the board of Keter Group Holding Sarl, a resin-based outdoor furniture manufacturing company; and Chairman of the of the board of Madison Logic, Inc., a marketing company. He serves on the boards of Altice USA, Inc., a technology company; EAB Global, Inc., an educational technology company; GardaWorld Corporation (“GardaWorld”), a security services company; GFL Environmental Inc. (“GFL Environmental”), a waste management company; NAVEX Global, Inc., a technology company (“Navex”); and the board of the holding company of Presidio Inc. (“Presidio”), an information technology services company. Mr. Svider previously served as a director of Appgate, Inc. (“Appgate”), a technology company; Intelsat S.A.; Accudyne Industries LLC; Cyxtera Technologies, Inc.; Teneo Global; Office Depot, Inc.; Multiplan, Inc.; Unity Media Group; Neuf Cegetel; Polyconcept; Neopost; Nutreco; UTL; and Chantemur. Mr. Svider holds a Master of Business Administration degree from the University of Chicago and Master of Science degrees in engineering from Ecole Polytechnique, France and Ecole Nationale Superieure des Telecommunications, France. Mr. Svider’s individual qualifications and background as a director include business acumen and leadership experience and make him particularly well-suited for the roles of Chairperson of our Board and Chairperson of our Compensation and Nominating and Corporate Governance Committees.

Fahim Ahmed. Mr. Ahmed currently serves as Partner at BC Partners, where he currently serves as the Chief Operating Officer and is a member of BC Partners’ Management Committee. Before joining BC Partners in 2006, Mr. Ahmed served as a consultant at Boston Consulting Group, a management consulting company, from 2004 to 2006 and from 2000 to 2002. Mr. Ahmed currently serves on the boards of Cyxtera Technologies, Inc., a technology company; Appgate; Presidio; and PetSmart. He previously served as a director of Suddenlink Communications, a telecommunications company. Mr. Ahmed holds a Bachelor of Arts degree from Harvard University and a Master of Philosophy degree in economics from Oxford University, where he was a Rhodes Scholar. Mr. Ahmed’s individual qualifications and background as a director include extensive accounting, compensation, and finance experience, and in-depth knowledge of the retail, telecommunications, and technology industries.

Michael Chang. Mr. Chang currently serves as Partner at BC Partners. Before joining BC Partners in 2009, Mr. Chang served as Principal of JLL Partners, LLC, a private equity firm, from 1999 to 2009. Mr. Chang currently serves on the boards of Zest Dental Solutions, a dental products manufacturer; Women’s Care Enterprises, LLC (“Women’s Care”), a health services company; CeramTec GmbH, a manufacturer and supplier of technical ceramics; and PetSmart. Mr. Chang holds a Master of Business Administration degree from the Harvard Business School and a Bachelor of Arts degree in economics from The Wharton School of the University of Pennsylvania. Mr. Chang’s individual qualifications and background as a director include extensive finance experience, and in-depth knowledge of the healthcare and retail industries.

Kristine Dickson. Ms. Dickson currently serves as Chief Financial Officer of Lead Bank, a commercial bank, since September 2022. Before joining Lead Bank and from 2016 to 2022, Ms. Dickson served as Chief Financial Officer of Lehman Brothers Holdings Inc. (“LBH”), a financial services company, and from 2012 to 2022, Ms. Dickson served as Chief Administrative Officer of LBH. From 2001 to 2012, Ms. Dickson served in roles of increasing responsibility at Willis Towers Watson (“WTW”), a professional consulting and services company, including as Northeast Regional Financial Officer from 2008 to 2012, Director of Financial Planning & Analysis from 2006 to 2008, and Mergers & Acquisitions from 2001 to 2006. Prior to WTW, Ms. Dickson served in the Mergers & Acquisitions and Telecom Investment Banking groups at Citigroup. Ms. Dickson holds a Bachelor of Science in computer systems engineering from Stanford University. Ms. Dickson’s individual qualifications and background as a director include knowledge of accounting, finance, human resources, risk management, and transactional experience, and in-depth knowledge of the financial services industry.

James A. Star. Mr. Star currently serves as Executive Chairman of Longview Asset Management LLC (“Longview”), a multi-strategy investment firm that invests on behalf of individuals, trusts, and charitable foundations. From 2003 to 2019, he served as President and Chief Executive Officer of Longview. Mr. Star has also served as Vice President of Henry Crown and Company, a private family office affiliated with Longview, since 1994. Mr. Star currently serves as a trustee of Equity Commonwealth, a publicly-traded real estate investment trust, where he chairs the nominating and governance committee. He is a director of the Atreides Foundation Fund Ltd and V-Square Quantitative Management LLC, each an asset management firm. From 2016 to 2018, Mr. Star served as a director of Allison Transmissions Holdings Inc., a manufacturer for vehicle products, and from 2014 to 2019, he was a director of the holding company of PetSmart. He also serves, or has served, as a director or trustee of pension funds, registered mutual funds, private companies, and a private trust company. Mr. Star holds a Bachelor of Arts degree from Harvard University, a Juris Doctor degree from Yale Law School, and a Master of Management degree from Kellogg Graduate School of Management at Northwestern University. Mr. Star’s individual qualifications and background as a director include extensive accounting, compliance, corporate governance, finance, and investment experience, and in-depth knowledge of the e-commerce and retail industries.

Mathieu Bigand. Mr. Bigand currently serves as Principal at BC Partners. Before joining BC Partners in 2019, Mr. Bigand served in the Investment Banking division at Goldman Sachs Group, Inc., a financial services company, from 2014 to 2019, where he focused on the technology, media, and telecommunications spaces. Mr. Bigand also currently serves on the board of Women’s Care, and Presidio. Mr. Bigand holds a Master in Management degree from HEC Paris and Bachelor in Mathematics degree from Paris 1 Panthéon-Sorbonne University. Mr. Bigand’s individual qualifications and background as a director include extensive accounting, international, and venture capital experience, and experience with e-commerce, healthcare, and retail industries.

David Leland. Mr. Leland currently serves as Partner and Head of Capital Markets at BC Partners. Since 2019, Mr. Leland has also served as Chief Executive Officer of BC Partners Securities LLC, a registered broker dealer in the United States. Before joining BC Partners in 2018, from 2000 to 2018, Mr. Leland served at Citigroup Inc. (“Citigroup”), a financial services company, most recently as Managing Director in the Capital Markets Originations Group, with a focus on leveraged finance. Mr. Leland also currently serves on the board of GardaWorld. Mr. Leland holds a Bachelor of Business Administration degree with a concentration in finance from The George Washington University. Mr. Leland’s individual qualifications and background as a director include extensive accounting, compliance, and finance experience.

Lisa Sibenac. Ms. Sibenac currently serves as Managing Director at BC Partners in Portfolio Operations. Before joining BC Partners in 2017, Ms. Sibenac served in management positions at Amazon, Inc. (“Amazon”), an international retailer, from 2012 to 2017, and she served in technical and commercial leadership roles at Lockheed Martin Corporation, a security and aerospace company, from 2003 to 2010. Ms. Sibenac also currently serves on the board of Appgate and previously served on the board of GFL Environmental from 2018 to 2020. Ms. Sibenac holds a Bachelor of Science degree in mechanical engineering from the University of Notre Dame and a Master of Business Administration degree from Harvard Business School. Ms. Sibenac’s individual qualifications and background as a director include knowledge of business operations, customer engagement, and technology, and in-depth knowledge of the e-commerce and retail industries.

Sumit Singh. Mr. Singh currently serves as Chief Executive Officer of Chewy since March 2018 and as director since April 2019. He also served as Chief Operating Officer of Chewy from September 2017 to March 2018. In 2020, he was inducted into the Bloomberg 50 List of Global Leaders. Prior to joining Chewy, Mr. Singh held senior leadership positions at Amazon from 2013 to 2017. Prior to Amazon, Mr. Singh served in senior management positions at Dell Technologies, Inc., a technology company. Mr. Singh has served on the board of directors of Booking Holdings Inc., a provider of online travel and related services, since April 2022. Mr. Singh holds a Bachelor of Technology degree from Punjab Technical University and a Master degree in Engineering from the University of Texas at Austin, where he was inducted into the Academy of Distinguished Alumni for outstanding achievement in 2019, and now serves on the University of Texas Engineering Advisory Board. He also holds a Master of Business Administration degree from the University of Chicago, Booth School of Business. Mr. Singh’s individual qualifications and background as a director include in-depth knowledge of our challenges and opportunities, the e-commerce and retail sectors, and extensive operational and strategic experience, all developed through leadership experience at different companies.

Board Committees

Our Board has established three standing committees—an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. Our Board has adopted written charters for each committee and each charter is available on our website at https://investor.chewy.com. The composition and overview of the responsibilities of each committee are described below. Members serve on these committees as determined by our Board or until earlier resignation or death.

Audit Committee

Our Audit Committee currently consists of Mr. Nelson (Chairperson), Ms. Dickson, and Mr. Star. Our Audit Committee assists our Board with oversight of our corporate accounting and financial reporting process, our compliance with legal and regulatory requirements, and our risk assessment and risk management policies, guidelines, and processes. Our Audit Committee is responsible for, among other things:

(i)	managing the appointment, retention, compensation, oversight, and termination of our independent registered public accounting firm;

(ii)	overseeing the pre-approval process governing audit and permitted non-audit and tax services provided by our independent registered public accounting firm;

(iii)	reviewing and approving the function and scope of our internal audit department, including its purpose, authority, organization, responsibilities, budget, staffing, audit plans, and performance;

(iv)	assisting the Board with overseeing external financial reporting, including periodic reports, earnings releases, and earnings guidance;

(v)	overseeing the adequacy and effectiveness of our internal controls over financial reporting and disclosure controls and procedures;

(vi)

reviewing risks (including cybersecurity, data privacy, business continuity, and other operational risks), and the policies, guidelines, and processes used by management to assess, manage, monitor, and control such risks;

(vii)	monitoring legal and regulatory compliance, including compliance with our Code of Conduct and Ethics;

(viii)	reviewing and approving related party transactions in accordance with our related party transactions policy;

(ix)	overseeing procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters; and

(x)	reviewing our policies and processes for tax planning and compliance.

Our Board has determined that all current members of our Audit Committee satisfy the independence requirements of Rule 10A-3 of the Exchange Act and the corporate governance standards of the New York Stock Exchange (the “NYSE”), and meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. Our Board has determined that Mr. Nelson is an “audit committee financial expert,” as such term is defined in the regulations promulgated under the Exchange Act and each of Ms. Dickson, Mr. Nelson, and Mr. Star has the requisite financial sophistication, as defined under the applicable NYSE rules and regulations.

Our Audit Committee has adopted, and periodically reviews compliance with, the Company’s Guidelines for Hiring Employees or Former Employees of the Independent Auditor and the Audit Committee Pre-Approval Policy (the “Pre-Approval Policy”), each of which further ensures that the independence of the independent registered public accounting firm is not impaired.

Compensation Committee

Our Compensation Committee consists of Mr. Svider (Chairperson) and Mr. Ahmed. Our Compensation Committee assists our Board with oversight of our compensation policies, plans, and programs. Our Compensation Committee is responsible for, among other things:

(i)

reviewing and approving corporate goals and objectives applicable to our Chief Executive Officer and other executive officers, evaluating performance in light of such objectives, and approving compensation;

(ii)	reviewing director compensation and benefits for service on our Board, and making recommendations for modification;

(iii)	reviewing and approving incentive compensation and equity-based plans, and overseeing the administration of those plans on behalf of executive officers; and

(iv)

monitoring the effectiveness of non-equity-based benefit plan offerings, and approving any material new employee benefit plan or change to an existing plan that creates a material financial commitment for our Company.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Svider (Chairperson), Mr. Ahmed, and Mr. Chang. Our Nominating and Corporate Governance Committee is responsible for, among other things:

(i)	determining the qualifications, qualities, skills, and other expertise necessary to serve on our Board;

(ii)	identifying and evaluating candidates, and making recommendations to our Board for director nominees;

(iii)

assessing the size and composition of our Board and committees, and making recommendations to our Board regarding the appointment of directors to serve as members of each committee and committee chairperson annually;

(iv)	overseeing periodic evaluations of our Board’s performance, including Board committees;

(v)

reviewing, assessing the adequacy of, and proposing changes to our Board regarding our certificate of incorporation, Bylaws, Code of Conduct and Ethics, Corporate Governance Guidelines, and other corporate governance policies;

(vi)	monitoring corporate governance trends and developments, and recommending changes to our Board; and

(vii)	developing a Chief Executive Officer succession plan and evaluating potential Chief Executive Officer candidates.

Corporate Governance Guidelines and Code of Conduct and Ethics

Our Board has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. We also have a Code of Conduct and Ethics that applies to our directors, officers, and employees, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. Our Corporate Governance Guidelines and our Code of Conduct and Ethics are each posted on our website at https://investor.chewy.com. We will post amendments to our Code of Conduct and Ethics or any waivers thereto for directors and named executive officers (“NEOs”) on the same website or in filings under the Exchange Act.

Insider Trading Policy; Hedging and Pledging Activities

Our Board has adopted an insider trading policy (the “Insider Trading Policy”) to promote compliance with applicable securities laws that prohibit certain persons who are aware of material non-public information about a company from (i) trading in securities of that company; or (ii) providing material non-public information to other persons who may trade on the basis of that information. Under the Insider Trading Policy, our employees, including our NEOs and members of our Board, are prohibited from short-term trading, short sales, derivative transactions, hedging transactions, trading on margin account or pledging, and standing and limit orders, except for very limited duration (i.e., 2-3 days).

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors, NEOs, and stockholders that own more than 10% of our common stock report to the SEC and us certain changes in ownership and ownership information within specified periods. Based solely on a review of the reports furnished to us or filed with the SEC and upon information furnished by these parties, we believe that during fiscal year 2022 all of our directors and officers timely filed all reports they were required to file under Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

Named Executive Officer Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of our executive compensation program for fiscal year 2022 and provides an overview of our compensation philosophy and objectives for our NEOs.

Our executive compensation program is designed to align total compensation with Company performance, while enabling us to attract, retain, and motivate individuals who can achieve sustained long-term growth and strong financial performance for our stockholders. Our executive compensation program provides our NEOs with total compensation to avoid the disruption and expense associated with unintended departures, while also motivating and rewarding leadership for our success in dynamic and competitive markets and aligning their interests with those of our stockholders. Our pay-for-performance driven compensation philosophy and practices are directly tied to increasing stockholder value. As a result, NEO compensation is heavily weighted towards providing equity awards that incentivize long-term stock price appreciation. In connection with our initial public offering (“IPO”), our NEOs were provided equity awards subject to both a service-based vesting condition (the “Service Condition”) and a performance-based vesting condition (the “Performance Condition”) (the “Performance RSUs” or “PRSUs”) to promote long-term stockholder value creation. Additionally, our short-term incentive (“STI”) plan focuses on annual strategic metrics to grow sales, improve profitability, and utilize cash flow effectively. Our executive compensation for fiscal year 2022 was determined in the first quarter of 2022.

Our NEOs for fiscal year 2022 were unchanged from fiscal year 2021:

Name(1)	Age	Title
Sumit Singh	43	Chief Executive Officer
Mario Marte(2)	47	Chief Financial Officer
Satish Mehta	58	Chief Technology Officer
Susan Helfrick(3)	56	General Counsel & Secretary

(1)	For biographies of our NEOs, please refer to the Information About Our Executive Officers section in our 2022 10-K.
(2)	In December 2022, Mr. Marte announced that he intends to retire from the Company on a date to be determined in 2023.
(3)	In May 2023, Ms. Helfrick announced that she intends to retire from the Company effective as of June 20, 2023.

Oversight of Executive Compensation

Our Compensation Committee is responsible for oversight of our executive compensation policies, plans, and programs, which are regularly reviewed and discussed with management to ensure alignment with our short-term and long-term goals given the dynamic nature of our business and the market in which we compete for talent.

Role of Compensation Committee

Our Compensation Committee is primarily responsible for establishing executive compensation. It does so with the goals of motivating NEOs to achieve our business objectives and enhance long-term stockholder value by aligning the interests of our NEOs with those of our stockholders, while rewarding our NEOs for their contributions. Our Compensation Committee considers the interests of stockholders and overall Company performance in establishing standard compensation parameters. Our Compensation Committee and management team reference national surveys and publicly available executive officer data from e-commerce, retail, and technology organizations as an input for compensation decisions.

Role of Management

Management assists our Compensation Committee in establishing NEO compensation by providing information on Company and individual performance, market data, and business needs and objectives. Our Compensation Committee also considers our Chief Executive Officer’s recommendations regarding adjustments to NEO compensation components (other than with respect to his own compensation, for which he recuses himself from all discussions and recommendations).

Say-on-Pay

In the advisory vote held at our 2022 Annual Meeting, stockholders voted overwhelmingly in favor of our 2021 executive compensation programs for our NEOs. The Compensation Committee considered the voting results with respect to our executive compensation policies and programs. The Compensation Committee will continue to review stockholder votes and feedback on our executive compensation programs to ensure alignment with stockholder interests.

Say-on-Frequency

We held an advisory vote on the frequency of future “say-on-pay” advisory votes (referred to as the “say-on-frequency” vote) at our 2020 annual meeting of stockholders, pursuant to which the majority of the advisory votes cast voted to hold our “say-on-pay” votes every year. The Board considered the outcome of this advisory vote and determined that future “say-on-pay” votes will be conducted every year. The Board will re-evaluate this determination after the next stockholder advisory “say-on-frequency” vote, which will be at the Company’s 2026 annual meeting of stockholders unless presented earlier.

Elements of NEO Compensation

Our executive compensation program is comprised of the following key components:

Component	Objective	Key Features
Base Salary	Recognizes market factors, as well as individual experience, performance, and level of responsibility.	Fixed compensation designed to attract and retain talent.

Annual Short-Term Incentive	Motivates and establishes a strong link between pay and performance.	Variable at-risk compensation directly tied to the achievement of financial and strategic annual goals. STI thresholds, targets, and maximums are set as a percentage of base salary.

Long-Term Equity Incentives	Aligns compensation with creating long-term stockholder value and retains talent through multiyear vesting.

Variable at-risk compensation in the form of restricted stock units (“RSUs”) that vest upon satisfaction of Service Conditions and Performance RSUs that vest upon satisfaction of Service Conditions and Performance Conditions.

Since a significant portion of our executive compensation is variable, at risk, and tied directly to measurable performance objectives, we believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining individuals while directly aligning their interests with those of our stockholders. The connection between pay and performance is evidenced by our strong financial performance during fiscal year 2022.

Base Salary

Base salary is a standard element of compensation designed to attract and retain talent and provide executives with cash income predictability. Our Compensation Committee reviews and determines base salary adjustments as part of its annual NEO compensation review. Factors that affect the amount of base salary include experience, market data, role and responsibilities, recruitment and retention considerations, and individual performance. None of our NEOs received an increase in base salary during fiscal year 2022. The following table sets forth NEO base salaries for fiscal year 2022:

Named Executive Officer	FY 2022 Base Salary
Sumit Singh	$1,200,000
Mario Marte	$595,000
Satish Mehta	$475,000
Susan Helfrick	$450,000

Annual Short-Term Incentive

In fiscal year 2022, we continued our annual STI plan for our NEOs that is intended to establish a strong link between pay and performance by rewarding the achievement of annual financial and strategic objectives. 100% of the STI payment was based on the achievement of pre-established Company-level performance metrics with no individual performance component. The performance metrics included goals related to net sales, adjusted EBITDA margin, and free cash flow. These performance metrics were selected because they provide a balance of both top-line and bottom-line financial goals while also incenting responsible cash utilization. Our NEOs participate in the STI plan at a target payout of 100% of annual base salary, with a threshold payout of 50% and maximum payout of 150% of target. The target payout for each NEO for fiscal year 2022 was the same as the target payout for fiscal year 2021. No STI payment is made if achievement of all performance goals is less than the threshold. In April 2023, we increased the maximum payout of our annual STI plan for our NEOs to 200% of target to provide our NEOs with an additional incentive to met or exceed the maximum threshold and to align our practice with the prevailing market practice. We also increased the targets for adjusted EBITDA margin. The following table shows weighting, achievement level, weighted achievement with respect to each metric, and the total weighted achievement for the fiscal year 2022 STI plan:

Metric	Weighting	Achievement (% of Target)	Weighted Achievement
Net Sales Growth	50%	—%	—%
Adjusted EBITDA Margin	40%	150%	60%
Free Cash Flow	10%	150%	15%
Total	100%		75%

Based on a total weighted achievement of 75% of target, our NEOs received the following STI payments for fiscal year 2022:

NEO	Eligible Earnings(1)	Target % of Eligible Earnings	Award at Target	Achievement	Payout
Sumit Singh	$1,200,000	100%	$1,200,000	75%	$900,000
Mario Marte	$595,000	100%	$595,000	75%	$446,250
Satish Mehta	$475,000	100%	$475,000	75%	$356,250
Susan Helfrick	$450,000	100%	$450,000	75%	$337,500

(1)

Eligible Earnings means the portion of the NEO’s base salary earned while in a STI eligible position and excludes any one-off bonus or other types of compensation. For fiscal year 2022, Eligible Earnings for each of our NEOs equaled their respective base salary.

STI payments for fiscal year 2022 were determined and paid to the NEOs during fiscal year 2023 and are included in the Non-Equity Incentive Plan Compensation column of the 2022 Summary Compensation Table.

Long-Term Equity Incentives

We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program. As such, the majority of our NEO total compensation opportunity is stock-based compensation designed to create a strong link between pay and performance. The realized value of these equity awards over time has a direct relationship to our stock price and establishes an incentive for our NEOs to create sustainable, long-term value for our stockholders, while retaining our NEOs in a highly competitive market.

In connection with the consummation of our IPO, our NEOs received equity awards including Performance RSUs subject to the Service Condition and the Performance Condition. The Service Condition was satisfied with respect to 25% of the Performance RSUs on the first anniversary of our IPO and is satisfied on a continuing basis with respect to an additional 12.5% of the Performance RSUs on each six-month anniversary thereafter, subject to the NEO’s continued employment with the Company through the applicable vesting date. The Performance Condition has been satisfied in full based on the achievement of share price hurdles set at the time of grant. Upon satisfaction of the Service Condition, the portion of the NEO’s Performance RSUs that will become vested is equal to the portion of the Performance RSUs with respect to which the Service Condition is then satisfied. Upon a Change in Control, as defined in the applicable award agreement, the Service Condition will be deemed satisfied.

In April 2021, Mr. Singh, Mr. Marte and Mr. Mehta were granted 125,000, 30,000, and 20,000 RSUs, respectively, in connection with one-time performance awards to select leaders to reward their impact during fiscal year 2020 and to drive future retention (“Impact RSUs”). 50% of the Impact RSUs granted to our NEOs vested on March 1, 2022, and the remaining 50% vested on March 1, 2023.

We did not grant awards to our NEOs in 2022. In April 2023, Mr. Mehta was granted 223,206 RSUs and 54,109 PRSUs in connection with performance awards for retention purposes pursuant to our 2022 Omnibus Incentive Plan (the “2022 Plan”). With respect to 54,109 of the RSUs, 25% will vest on February 1, 2024 and 12.5% will vest on each six-month anniversary thereafter, subject to Mr. Mehta’s continued employment with the Company through the applicable vesting date. With respect to 169,097 of the RSUs, 52% will vest on February 1, 2024, 44% will vest on February 1, 2025, and 4% will vest on February 1, 2026, subject to Mr. Mehta’s continued employment with the Company through the applicable vesting date. The PRSUs granted in April 2023 vest on February 1, 2026, subject to the satisfaction of certain Company performance conditions and Mr. Mehta’s continued employment through the vesting date. Mr. Mehta will be eligible to receive between zero percent (0%) and two hundred percent (200%) of the target PRSUs, depending on the extent to which certain Company performance-based vesting conditions are met during fiscal year 2023.

Our NEOs are eligible to receive additional equity awards at the discretion of our Compensation Committee, but may or may not receive equity awards on an annual basis and, consequently, their compensation, as reported in the 2022 Summary Compensation Table below, may fluctuate materially from year to year depending on whether a grant was made in a particular year. Equity awards are subject to the provisions of any claw-back policy implemented by the Company and/or in the applicable equity award agreement.

Additional NEO Compensation

401(k) Plan

We have a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may defer receipt of portions of their eligible salaries, subject to certain limitations imposed by the Code, by making contributions to the 401(k) plan. This plan provides for matching contributions made by us equal to 50% of the first 6% of an employee’s covered compensation. The employee becomes vested in our matching contribution ratably over a four-year period.

Employee Benefits and Perquisites

Our NEOs are eligible to receive the same employee benefits that are generally available to all of our full-time employees, subject to the satisfaction of certain eligibility requirements. This includes medical, dental, and vision benefits, flexible spending accounts, short-term and long-term disability insurance, life insurance, and accidental death and dismemberment insurance. Our employee benefits programs are designed to be affordable and competitive in the market in which we compete for talent.

In addition, we have provided certain perquisites and other personal benefits in limited circumstances where we believe it is appropriate to assist a NEO in the performance of their duties, to make our NEOs more efficient and effective, for security purposes, and for recruitment, motivation, and retention purposes. During fiscal year 2022, none of our NEOs received material perquisites or other personal benefits that are not generally made available to all of our employees, with the exception of security services, two automobiles, home services, and a security employee, periodically provided to our Chief Executive Officer, which we have deemed to be necessary and appropriate, and a legacy long-term disability benefit that is provided to our Chief Financial Officer.

Non-qualified Deferred Compensation

We introduced a non-qualified deferred compensation plan (the “NQDCP”) in fiscal year 2022 and provide eligible employees the opportunity to defer compensation into the NQDCP. There are no employer contributions to the NQDCP. The NQDCP permits eligible employees to defer up to 50% of base salary and up to 80% of STI on a tax-advantaged basis. Amounts contributed by eligible employees to the NQDCP are fully vested at the time of contribution. As part of the NQDCP deferral election, the participant decides whether to receive distributions at a set date or upon the earliest of the participant’s death, disability, retirement, or separation from service or a change in control. Distributions from the participant’s account may generally be made either in a lump sum or consecutive annual installments over a period that may be between two years and ten years (or up to fifteen years for retirement-related distributions). The NQDCP is administered by our 401(k) Plan Administrative Committee. Although not legally required, we have chosen to fund the NQDCP liability by means of a rabbi trust. Mr. Mehta participated in the NQDCP in fiscal year 2022.

Pension Benefits

Our NEOs did not participate in, or earn any benefits under, any defined benefit pension or retirement plan sponsored by us during fiscal year 2022 (other than the 401(k) plan as described above and in the 2022 Summary Compensation Table below).

Severance Benefits

Mr. Singh’s, Mr. Marte’s, and Ms. Helfrick’s respective employment agreements provide for certain severance benefits upon qualifying terminations. As of the end of fiscal year 2022, Mr. Mehta did not have an employment agreement. The compensation that our NEOs could receive upon a qualifying termination or a change of control is described and quantified in the Employment Agreements and Potential Payments Upon Termination or Change in Control section below. Other than as described above and in the Employment Agreements and Potential Payments Upon Termination or Change in Control section, our NEOs are not entitled to severance payments or benefits upon a termination of employment.

Other Compensation Policies and Practices

Clawback

The Compensation Committee is reviewing the final rule issued by the SEC implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to recoupment of incentive-based compensation and will adopt a compliant policy when the NYSE adopts listing standards in accordance with the final rules.

Stock Ownership Guidelines

Our Stock Ownership Guidelines require our executive officers (including our NEOs) and independent directors to hold an aggregate value of qualifying Company equity for so long as the individual serves as an executive officer or independent director and for ninety (90) days following termination of service. Qualifying Company equity includes our Class A common stock, deferred stock units, unvested restricted stock or RSUs, vested shares in our 401(k) plan, and common stock beneficially owned in a family trust or by a spouse or minor children. Our stock ownership requirements are:

•	CEO – six (6) times annual base salary

•	CFO – three (3) times annual base salary

•	Other C-suite Level Executives – three (3) times annual base salary

•	Independent Director – five (5) times annual equity retainer

Our executive officers (including our NEOs) and independent directors are required to achieve the stock ownership requirements within five (5) years after becoming subject to the Stock Ownership Guidelines. If an executive officer or independent director becomes subject to a greater stock ownership requirement, such as due to a promotion or an increase in base salary or annual retainer, the executive officer or independent director is expected to meet the higher stock ownership requirement within three (3) years. Until the stock ownership requirement is satisfied, an executive officer or director is required to retain a minimum of fifty percent (50%) of the net shares received as the result of exercise, vesting, or payment of any equity awards granted by the Company. All NEOs and independent directors have been subject to the Stock Ownership Guidelines for less than five (5) years and are in the transition period for compliance with the Stock Ownership Guidelines.

Tax Implications of Executive Compensation

Section 162(m) of the Code places a limit of $1 million on the amount of compensation per year that a public company may deduct for federal income tax purposes with respect to certain executive officers. Our pay-for-performance philosophy remains central to our compensation program, even though some compensation could be non-deductible compensation expenses.

Accounting for Stock-Based Compensation

We follow ASC 718 for our stock-based compensation awards. ASC 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and independent members of our Board, including RSU awards, based on the grant date fair value. This calculation is performed for accounting purposes and reported in the executive compensation tables required by federal securities laws, even though the recipient of the awards may never realize any value from their awards.

Compensation Related Risks

Our Compensation Committee has reviewed our compensation policies and practices to assess whether they encourage our NEOs to take inappropriate risk. Our Compensation Committee believes that the mix and design of the elements of executive compensation, individually or in their entirety, do not encourage NEOs to take inappropriate risks. The mix of fixed and variable compensation prevents undue focus on short-term results and is intended to align the long-term interests of our NEOs with those of our stockholders.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis. Based on that review and discussion, we recommended to our Board that the Compensation Discussion and Analysis be included in the Proxy Statement and the 2022 10-K.

THE COMPENSATION COMMITTEE

Raymond Svider, Chair
Fahim Ahmed

Compensation Committee Interlocks and Insider Participation

During fiscal year 2022, Mr. Ahmed and Mr. Svider served as members of our Compensation Committee. None of these individuals currently are, or have been, an officer or employee of Chewy. None of our NEOs currently serve, or in the past year have served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its NEOs serving on our Board or Compensation Committee.

Compensation Tables

2022 Summary Compensation Table

The following table provides information with respect to the compensation of our NEOs for the fiscal years indicated:

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Sumit Singh Chief Executive Officer	FY22	1,200,000	—	900,000	381,735	2,481,735
	FY21	1,200,000	10,106,250	900,000	244,088	12,450,338
	FY20	1,200,000	—	1,800,000	27,525	3,027,525
Mario Marte Chief Financial Officer	FY22	595,000	—	446,250	11,850	1,053,100
	FY21	595,000	2,425,500	446,250	7,461	3,474,211
	FY20	595,000	—	892,500	7,462	1,494,962
Satish Mehta Chief Technology Officer	FY22	475,000	—	356,250	9,150	840,400
	FY21	475,000	1,617,000	356,250	8,700	2,456,950
	FY20	475,000	—	712,500	8,550	1,196,050
Susan Helfrick General Counsel & Secretary	FY22	450,000	—	337,500	9,150	796,650
	FY21	450,000	—	337,500	8,585	796,085
	FY20	450,000	—	675,000	6,635	1,131,635

(1)	These amounts reflect the actual salary earned by each NEO during fiscal years 2020, 2021, and 2022.
(2)

These amounts reflect the aggregate grant date fair value of the RSUs, as computed in accordance with ASC 718. For a discussion of the assumptions used in the calculation of the grant date fair value, refer to Part II, Item 8 “Financial Statements and Supplementary Data–Note 11 – Share-Based Compensation” of our 2022 10-K.

(3)

For fiscal year 2022, these amounts reflect payouts for performance under our 2022 STI plan. For additional information regarding these amounts refer to Annual Short-Term Incentive in the Elements of NEO Compensation section above.

(4)

For Mr. Mehta and Ms. Helfrick, the amounts disclosed in the “All Other Compensation Column” for fiscal year 2022 reflect Company matching contributions made to their accounts under the Company’s 401(k) retirement savings plan (the “401(k) Plan”). For Mr. Singh, the amounts disclosed for fiscal year 2022 reflect $4,575 of Company matching contributions made to his account under the 401(k) Plan, $352,837 for the value of security services, which included home security and two security employees (including meals and incidentals for the security employees), $22,803 for two automobiles, and approximately $1,520 for Company-provided home services. For Mr. Marte, the amounts disclosed for fiscal year 2022 reflect $9,150 of Company matching contributions made to his account under the 401(k) Plan and $2,700 for the value of a legacy long-term disability benefit.

2022 Grants of Plan-Based Awards

The following table provides certain information with respect to grants of plan-based awards to our NEOs during fiscal year 2022.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
	Threshold ($)	Target ($)	Maximum ($)
Sumit Singh	600,000	1,200,000	1,800,000
	—	—	—
Mario Marte	297,500	595,000	892,500
	—	—	—
Satish Mehta	237,500	475,000	712,500
	—	—	—
Susan Helfrick	225,000	450,000	675,000

(1)

These amounts reflect the threshold, target, and maximum payouts under our 2022 STI plan. For amounts actually earned by each NEO pursuant to our STI plan for fiscal year 2022, refer to the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above. For additional information regarding these amounts, refer to Annual Short-Term Incentive in the Elements of NEO Compensation section above.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table provides certain information with respect to outstanding equity awards as of January 29, 2023:

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares of Units of Stock That Have Not Vested ($)(2)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Sumit Singh	373,417	17,143,574	62,500	2,869,375
Mario Marte	179,240	8,228,908	15,000	688,650
Satish Mehta	134,430	6,171,681	10,000	459,100
Susan Helfrick	89,620	4,114,454	0	0

(1)

These amounts reflect Performance RSUs that have met the Performance Condition and are subject to the Service Condition as described in the Long-Term Equity Incentives in the Elements of NEO Compensation section above. The vesting date for these awards are as follows: (i) for Mr. Singh, 373,417 Performance RSUs will vest on June 13, 2023; (ii) for Mr. Marte, 179,240 Performance RSUs will vest on June 13, 2023; (iii) for Mr. Mehta, 134,430 Performance RSUs will vest on June 13, 2023; and (iv) for Ms. Helfrick, 89,620 Performance RSUs will vest on June 13, 2023.

(2)	These amounts reflect the closing price of our Class A common stock on the NYSE on January 27, 2023 (the last trading day of fiscal year 2022), which was $45.91.
(3)

These amounts reflect Impact RSUs as described in the Long-Term Equity Incentives in the Elements of NEO Compensation section above. The vesting dates for these awards were as follows: (i) for Mr. Singh, 62,500 Impact RSUs vested on March 1, 2023; (ii) for Mr. Marte, 15,000 Impact RSUs vested on March 1, 2023; and (iii) for Mr. Mehta, 10,000 Impact RSUs vested on March 1, 2023.

2022 Option Exercises and Stock Vested

The following table provides certain information with respect to shares acquired by our NEOs upon the vesting of stock awards in fiscal year 2022:

Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Sumit Singh	809,334	29,683,469
Mario Marte	373,480	13,544,404
Satish Mehta	278,860	10,099,665
Susan Helfrick	179,240	6,420,377

(1)	These amounts reflect Performance RSUs as described in the Long-Term Equity Incentives in the Elements of NEO Compensation section above.
(2)

The value realized upon vesting has been calculated by multiplying the gross number of shares acquired on vesting by the closing price of our Class A common stock on the NYSE on the vesting date. Therefore, the amounts shown in this column do not represent the actual amounts paid to or realized by the NEO during fiscal year 2022.

2022 Non-Qualified Deferred Compensation

The following table provides certain information with respect to contributions and earnings credited to the accounts of our NEOs under the NQDCP in fiscal year 2022:

Name	Executive Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Balance at Last FYE ($)(3)
Sumit Singh	0	0	0
Mario Marte	0	0	0
Satish Mehta	9,135	69	9,204
Susan Helfrick	0	0	0

(1)	These amounts are included in the fiscal year 2022 compensation in the “Salary” column of the Summary Compensation Table.
(2)

None of these amounts are included in the Summary Compensation Table because earnings were not above-market or preferential, as credited earnings on NQDCP contributions are tied to changes in the value of publicly traded investment funds.

(3)	The NQDCP was introduced in fiscal year 2022, therefore no amounts were reported from this column as compensation to the NEOs in our Summary Compensation Table in previous years.

Employment Agreements and Potential Payments Upon Termination or Change in Control

Mr. Singh, Mr. Marte, and Ms. Helfrick are each eligible for severance payments and benefits described in this section pursuant to their respective employment agreements. Mr. Singh entered into his employment agreement in May 2018, which was amended and restated in June 2019. Mr. Marte and Ms. Helfrick entered into their respective employment agreements in June 2019. As of the end of fiscal year 2022, Mr. Mehta did not have an employment agreement. All severance payments are contingent upon the executive’s timely execution and non-revocation of a general release of claims.

Involuntary Termination of Employment Not Involving a Change in Control

In the event the executive’s employment is terminated by us without “Cause” (as defined in the respective employment agreement) or, in the case of Mr. Singh, by him for “Good Reason” (as defined in his employment agreement) (each, a “qualifying termination”) not within three (3) months before or twelve (12) months following a “Change in Control” (as defined in the respective employment agreement), the executive is entitled to the following:

•

all accrued but unpaid base salary through the date of termination, including any unpaid or unreimbursed expenses, accrued vacation that the executive has not taken, and any benefits provided under the Company’s employee benefit plans upon a termination of employment;

•	Twelve (12) months of base salary payable in equal monthly installments over the twelve (12) month period following termination;

•

an annual bonus earned for any fiscal year completed prior to the date of termination that remains unpaid as of the date of termination, payable at the same time annual bonuses are paid to executives generally for the relevant year;

•	a pro-rated annual bonus for the year of termination based on actual performance, payable at the same time annual bonuses are paid to executives generally for the relevant year;

•	an amount equal to eighteen (18) months of premiums for continuation coverage under our group health plans payable in a lump sum payment within thirty (30) days of termination;

•	in the case of Mr. Singh, 100% of the Target Bonus (as defined in Mr. Singh’s employment agreement), payable in equal monthly installments over the twelve (12) month period following termination; and

•	in the case of Mr. Singh, nine (9) months of service credit with respect to any time- or service-based equity incentive awards (or if greater, service credit for 40% of the awards).

Involuntary Termination of Employment Involving a Change in Control

In the event Mr. Singh experiences a qualifying termination within three (3) months before or twelve (12) months following a Change in Control, Mr. Singh is entitled to the following:

•

all accrued but unpaid base salary through the date of termination, including any unpaid or unreimbursed expenses, accrued vacation that the executive has not taken, and any benefits provided under the Company’s employee benefit plans upon a termination of employment;

•

twenty-four (24) months of base salary and 200% of the Target Bonus (as defined in Mr. Singh’s employment agreement), both generally payable in a lump sum within thirty (30) days following termination;

•

an annual bonus earned for any fiscal year completed prior to the date of termination that remains unpaid as of the date of termination, payable at the same time annual bonuses are paid to executives generally for the relevant year;

•	a pro-rated annual bonus for the year of termination based on actual performance, payable at the same time annual bonuses are paid to executives generally for the relevant year;

•	an amount equal to twenty-four (24) months of premiums for continuation coverage under our group health plans payable in a lump sum within thirty (30) days of termination; and

•	nine (9) months of service credit with respect to any time- or service-based equity incentive awards (or if greater, service credit for 40% of the awards).

In the event Mr. Marte or Ms. Helfrick experiences a qualifying termination within three (3) months before or twelve (12) months following a Change in Control, the executive is entitled to the following:

•

all accrued but unpaid base salary through the date of termination, including any unpaid or unreimbursed expenses, accrued vacation that the executive has not taken, and any benefits provided under the Company’s employee benefit plans upon a termination of employment;

•

eighteen (18) months of base salary and 100% of the Target Bonus (as defined in their respective employment agreements), both generally payable in a lump sum within thirty (30) days following termination;

•	an amount equal to eighteen (18) months of premiums for continuation coverage under our group health plans payable in a lump sum payment within thirty (30) days of termination; and

•	any earned, but unpaid, annual bonus for the year preceding termination.

Death or Disability and Restrictive Covenants

In the event Mr. Singh’s employment is terminated due to his death or “Disability” (as defined in his employment agreement), Mr. Singh is entitled to twelve (12) months of service credit with respect to any time- or service-based equity incentive awards (or if greater, service credit for 40% of the awards), in addition to all accrued but unpaid base salary through the date of termination, including any unpaid or unreimbursed expenses, accrued vacation that he has not taken, and any benefits provided under the Company’s employee benefit plans upon a termination of employment.

Mr. Singh’s, Mr. Marte’s, and Ms. Helfrick’s employment agreements also subject each of them to the following restrictive covenants: (i) during the “Restricted Period” (as defined in the respective employment agreement), a non-competition covenant, customer non-solicitation covenant, and an employee non-solicitation covenant and (ii) perpetual confidentiality and mutual non-disparagement covenants.

Each employment agreement includes a Code Section 280G “best-net cutback” provision that provides in the event any payment or benefit provided under the employment agreement or any other arrangement with our Company or its affiliates constitutes “parachute payments” within the meaning of Section 280G of the Code, then such payments and/or benefits will either be (i) provided to the executive in full or (ii) be reduced to the extent necessary to avoid the excise tax imposed by Section 4999 of the Code, whichever results in the executive receiving a greater amount on an after-tax basis.

Potential Payments Upon Termination or Change in Control Table

The following table discloses estimates of the potential payments and benefits, other than those available generally on a nondiscriminatory basis to all salaried employees, provided upon a Change in Control or termination of employment for each of the NEOs, calculated as if the Change in Control and/or termination of employment occurred on January 29, 2023.

Name	Involuntary Termination (not for Cause; Good Reason for Mr. Singh) w/ no Change in Control ($)(1)	Change in Control no Termination ($)(2)	Involuntary Termination (not for Cause) in Connection with a Change in Control ($)(3)	Death or Disability ($)(4)
Sumit Singh
Cash Payments	2,410,208	—	4,813,611	—
Accelerated Equity Vesting	20,012,949	20,012,949	20,012,949	20,012,949
Total	22,423,157	20,012,949	24,826,560	20,012,949
Mario Marte
Cash Payments	624,346	—	1,516,846	—
Accelerated Equity Vesting	—	8,917,558	8,917,558	—
Total	624,346	8,917,558	10,434,404	—
Satish Mehta
Cash Payments	—	—	—	—
Accelerated Equity Vesting	—	6,630,781	6,630,781	—
Total	—	6,630,781	6,630,781	—
Susan Helfrick
Cash Payments	458,385	—	1,133,385	—
Accelerated Equity Vesting	—	4,114,454	4,114,454	—
Total	458,385	4,114,454	5,247,839	—

All equity amounts in the above table reflect full Performance Condition vesting and a closing stock price of $45.91 as of January 29, 2023 (the last trading day of fiscal year 2022).

(1)

For Mr. Singh, this amount includes (i) cash payments and (ii) partial accelerated vesting of the Service Condition for Performance RSUs, both as outlined in Involuntary Termination of Employment Not Involving a Change in Control in the Employment Agreements and Potential Payments Upon Termination or Change in Control section above. For Mr. Marte and Ms. Helfrick, these amounts include cash payments as outlined in Involuntary Termination of Employment Not Involving a Change in Control in the Employment Agreements and Potential Payments Upon Termination or Change in Control section above.

(2)

These amounts reflect accelerated vesting of the Service Condition upon a Change in Control for Mr. Singh, Mr. Marte, Mr. Mehta, and Ms. Helfrick’s respective Performance RSUs as described in Long-Term Equity Incentives in the Elements of NEO Compensation section above. These amounts are single-trigger.

(3)

For Mr. Singh, this amount includes (i) double-trigger cash payments for termination of employment without cause or for good reason within three (3) months before or twelve (12) months following a Change in Control (as defined in his employment agreement), and (ii) single-trigger accelerated vesting of the Service Condition upon a Change in Control for Performance RSUs as described in Long-Term Equity Incentives in the Elements of NEO Compensation section above. For Mr. Marte and Ms. Helfrick, these amounts include (i) double-trigger cash payments for termination of employment without cause within three (3) months before or twelve (12) months following a Change in Control (as defined in their respective employment agreements), and (ii) single-trigger accelerated vesting of the Service Condition upon a Change in Control for Performance RSUs as described in Long-Term Equity Incentives in the Elements of NEO Compensation section above. For Mr. Mehta, this amount includes single-trigger accelerated vesting of the Service Condition upon a Change in Control for Performance RSUs as described in Long-Term Equity Incentives in the Elements of NEO Compensation section above.

(4)

These amounts reflect partial accelerated vesting of the Service Condition for Mr. Singh’s Performance RSUs as described in Death or Disability and Restrictive Covenants in the Employment Agreements and Potential Payments Upon Termination or Change in Control section above.

CEO Pay Ratio

The Company is providing the information below to comply with Item 402(u) of Regulation S-K.

Ratio

For fiscal year 2022, the annual total compensation of the employee identified as the median Chewy employee (excluding the CEO) (the “Median Employee”) was $40,803, and the annual total compensation of the CEO was $2,481,735. Based on this information, for fiscal year 2022 the ratio of the annual total compensation of the CEO to the Median Employee was 61:1.

Methodology

The following information was used to identify the Median Employee:

•	As of December 31, 2022, there were 19,360 Chewy employees.

•

To determine the Median Employee, Chewy used W-2 earnings (base pay, cash bonuses, overtime, etc., as applicable) reflected in payroll records of all employees in the United States for the calendar year ended December 31, 2022, as its measure of compensation. In making this determination, Chewy annualized the base pay or monthly wages and annual bonus amounts paid in respect of calendar year 2022 for those full-time and part-time employees who did not work for the entire calendar year.

•

The Median Employee’s annual total compensation was calculated based on the rules for determining the annual total compensation of our NEOs, which includes base salary, bonus, non-equity incentive plan compensation, and other elements of pay, such as 401(k) employer match, stock awards, or overtime, as applicable. The pay ratio disclosed is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

The Median Employee is a customer service employee.

Evaluating the CEO Pay Ratio Disclosure

Similar to other organizations with sizable distribution and customer service workforces, as well as the flexibility allowed by the SEC in calculating this ratio, Chewy’s ratio may not be comparable to ratios of other companies.

Director Compensation

In July 2022, following a review conducted by management, we increased the amount of annual compensation for Board and committee service for our independent directors pursuant to our Director Compensation and Educational Expense Reimbursement Policy as follows:

•	$250,000 for service as a Board member payable 25% in cash and 75% in time-based restricted stock units (“Director RSUs”);

•	$20,000 for service as a committee chairperson, payable in cash; and

•	$10,000 for service as a committee member, payable in cash.

Each independent director who serves as the chairperson of a committee receives an annual service fee as a committee member and as the chairperson. Fees paid in cash are generally paid in arrears. Director RSUs are granted to each independent director after our Company’s annual stockholder meeting and vest the earlier of (i) the date of our next annual stockholder meeting or (ii) one year from the date of grant, each subject to the independent director’s continued service as a director on our Board through the vesting date. Directors that join our Board on a date other than our annual stockholder meeting receive a pro-rated amount of the annual cash compensation and Director RSUs.

The Board occasionally establishes committees of limited duration for special purposes. When a special committee is established, the Board will determine whether to provide non-employee directors with additional compensation for service on such committee based on the expected duties of the committee, the anticipated number and length of any committee meetings, and other factors the Board may deem relevant.

We reimburse our directors for reasonable travel expenses relating to Board meetings and up to $7,000 for director educational expenses for each twelve-month period between annual stockholder meetings. We also extend our employee discount to our directors, allowing them to receive a twenty percent (20%) discount on most Chewy orders. Our Director Compensation and Educational Expense Reimbursement Policy was designed to attract and retain high quality independent directors and is periodically reviewed by our Compensation Committee and Nominating and Corporate Governance Committee.

Our independent directors are subject to stock ownership requirements as set forth below under the heading Stock Ownership Guidelines.

2022 Director Compensation

The following table provides information regarding compensation of our independent directors for their service as a director for fiscal year 2022. Non-independent directors received no compensation for their service as a director. Mr. Singh serves as a director and as Chief Executive Officer of the Company. His compensation is shown in the table entitled “Summary Compensation Table” and the related tables under the section entitled “Compensation Tables”.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Kristine Dickson(3)	60,625	232,451	293,076
James Nelson(4)	78,038	232,451	310,489
Martin H. Nesbitt(5)	53,125	232,451	285,576
James A. Star(6)	60,625	232,451	293,076

(1)

The amounts reflected in this column represent the grant date fair value of the awards made in fiscal year 2022, as computed in accordance with ASC 718. For a discussion of the assumptions used in the calculation of the grant date fair value, refer to Part II, Item 8 “Financial Statements and Supplementary Data–Note 11 – Share-Based Compensation” of our 2022 10-K.

(2)

Amounts shown do not reflect compensation actually received by the director, and there can be no assurance that these amounts will ever be realized by the director. Each independent director received a grant of Director RSUs in an amount equal to 75% of their annual retainer divided by the 20-day average closing price of the Company’s Class A common stock for the 20 trading days immediately preceding the grant date, rounded to the nearest whole share.

(3)

Ms. Dickson was granted 5,145 Director RSUs in fiscal year 2022, settlement of which will be deferred until the first to occur of (i) her termination of service, (ii) her death or disability, or (iii) a Change in Control, as defined in our 2022 Plan. The Director RSUs vest on the date of the 2023 Annual Meeting, subject to her continued service with the Company.

(4)	Mr. Nelson was granted 5,145 Director RSUs in fiscal year 2022. The Director RSUs vest on the date of the 2023 Annual Meeting, subject to his continued service with the Company.
(5)

Mr. Nesbitt was granted 5,145 Director RSUs in fiscal year 2022, settlement of which will be deferred until the first to occur of (i) his termination of service, (ii) his death or disability, or (iii) a Change in Control, as defined in our 2022 Plan.

(6)	Mr. Star was granted 5,145 Director RSUs in fiscal year 2022. The Director RSUs vest on the date of the 2023 Annual Meeting, subject to his continued service with the Company.

Deferral of Director RSUs

Independent directors may generally elect to defer receipt of their Director RSUs by making such election prior to the end of the calendar year preceding the year in which such Director RSUs are granted. Directors who make a deferral election will have no rights as a stockholder of the Company with respect to Director RSUs until such Director RSUs are settled. Settlement of any deferred Director RSUs in shares of fully vested Company common stock will occur at the time specified in the director’s deferral election, but no later than as soon as practicable following the first to occur of the director’s termination of Board service, the director’s death or disability, or a Change in Control (as defined in our 2022 Plan).

Indemnification

We have entered into indemnification agreements with each of our directors and anticipate that we will enter into similar agreements with any future directors. Generally, the indemnification agreements are designed to provide the maximum protection permitted by Delaware law with respect to indemnification of a director. The indemnification agreements provide that we will pay certain amounts incurred by a director in connection with any civil or criminal action or proceeding, specifically including actions by or in our name (i.e., derivative suits) where the individual’s involvement is by reason of the fact that the director is or was a director or officer. Such amounts include, to the maximum extent permitted by law, attorney’s fees, judgments, civil or criminal fines, settlement amounts, and other expenses reasonably incurred in connection with legal proceedings. Under the indemnification agreements, a director will receive indemnification unless they are adjudged not to have acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interest of our Company and, in the case of a criminal proceeding, had no reasonable cause to believe that the conduct was unlawful.

Materials Not Incorporated by Reference

The Compensation Committee Report included herein shall not be deemed soliciting material or filed with the SEC and shall not be deemed incorporated by reference into any prior or future filings made by us under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate such information by reference. In addition, this Amendment includes website addresses, which are intended to provide inactive, textual references only. The information on these websites does not form part of this Amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of January 29, 2023, with respect to the shares of our Class A common stock that may be issued under our 2022 Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Security Holders(1)	3,101,608	(2)	N/A	(3)	37,850,136
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A		N/A
Total	3,101,608		N/A		37,850,136

(1)	Includes issuances under the 2019 Omnibus Incentive Plan (through the adoption of the 2022 Plan) and the 2022 Plan.
(2)	This amount reflects PRSUs and RSUs issued under the 2022 Plan.
(3)	As of fiscal year ended January 29, 2023, no options or other exercisable awards were outstanding under the 2022 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our Class A common stock and Class B common stock as of May 17, 2023 by (i) each director, director nominee, and named executive officer, (ii) all current executive officers and directors of Chewy as a group, and (iii) all those known by Chewy to beneficially own more than 5% of our Class A common stock or Class B common stock.

This table is based upon information supplied by our executive officers, directors, director nominees, and principal stockholders, and Schedules 13D, 13F, and 13G filed with the SEC. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 116,239,189 shares of Class A common stock and 311,188,356 shares of Class B common stock outstanding on May 17, 2023. We have deemed shares of our common stock issuable pursuant to RSUs, which are subject to vesting and settlement conditions expected to occur within 60 days of May 17, 2023, to be outstanding and beneficially owned by the person holding the RSUs for the purpose of computing the percentage ownership of that person. Such RSUs are not deemed outstanding for the purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all of our current NEOs and directors as a group.

Unless otherwise indicated, the address for each beneficial owner listed below is c/o Chewy, Inc., 7700 West Sunrise Boulevard, Plantation, FL 33322.

Name of Beneficial Owner	Voting Shares Beneficially Owned				% Total Voting Power(1)
	Class A Common Stock		Class B Common Stock
	Shares	%	Shares	%
Current Named Executive Officers and Directors
Sumit Singh(2)	1,240,859	*	—	—	*
Mario Marte(3)	369,264	*	—	—	*
Satish Mehta(4)	546,915	*	—	—	*
Susan Helfrick(5)	89,620	*	—	—	*
Raymond Svider(6)	60,000	*	—	—	*
Fahim Ahmed(7)	10,000	*	—	—	*
Mathieu Bigand	—	—	—	—	—
Marco Castelli	—	—	—	—	—
Michael Chang(8)	10,000	*	—	—	*
Kristine Dickson(9)	6,769	*	—	—	*
David Leland	—	—	—	—	—
James Nelson(10)	6,752	*	—	—	*
Martin H. Nesbitt(11)	8,586	*	—	—	*
Lisa Sibenac(12)	1,000	*	—	—	*
James A. Star(13)	117,718	*	—	—	*
All directors and executive officers as a group(14)	2,467,483	2.1	—	—	*
More Than 5% Security Holders
BC Partners Holdings Limited/Argos Holdings GP LLC(15)	—	—	311,188,356	100.0	96.4
Morgan Stanley and Morgan Stanley Investment Management Inc.(16)	19,796,350	17.0	—	—	*
Baillie Gifford & Co(17)	17,080,994	14.7	—	—	*
The Vanguard Group(18)	7,619,549	6.6	—	—	*

*	Represents less than one percent (1%).

(1)

Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, voting together as a single class. Each holder of Class B common stock is entitled to ten (10) votes per share of Class B common stock, and each holder of Class A common stock is entitled to one (1) vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis upon written notice to the transfer agent.

(2)

Consists of (i) 759,876 shares of Class A common stock held by Mr. Singh, (ii) 373,417 shares of Class A common stock issuable to Mr. Singh upon the vesting of RSUs within 60 days of May 17, 2023, (iii) 71,718 shares of Class A common stock held by Mr. Singh’s spouse and (iv) 35,848 shares of Class A common stock issuable to Mr. Singh’s spouse upon the vesting of RSUs within 60 days of May 17, 2023. This does not include (i) 43,255 shares of Class A common stock issuable to Mr. Singh’s spouse upon the vesting of RSUs, which are not expected to vest within 60 days of May 17, 2023, (ii) 6,960 shares of Class A common stock (which represents the maximum number of shares that may be issued upon the vesting of PRSUs if maximum performance goals are achieved) issuable to Mr. Singh’s spouse upon the vesting of PRSUs, which are not expected to vest within 60 days of May 17, 2023, (iii) 2,121 shares of Class A common stock underlying PRSUs that were granted on April 7, 2022 to Mr. Singh’s spouse, which are not expected to vest within 60 days of May 17, 2023, or (iv) 679 shares of Class A common stock underlying PRSUs that were granted on April 5, 2021 to Mr. Singh’s spouse, which are not expected to vest within 60 days of May 17, 2023.

(3)

Consists of (i) 190,024 shares of Class A common stock held by Mr. Marte and (ii) 179,240 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of May 17, 2023. This does not include 179,240 shares of Class A common stock issuable to Mr. Marte upon the vesting of RSUs, which are not expected to vest within 60 days of May 17, 2023.

(4)

Consists of (i) 412,485 shares of Class A common stock held by Mr. Mehta and (ii) 134,430 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of May 17, 2023. This does not include (i) 223,206 shares of Class A common stock issuable to Mr. Mehta upon the vesting of RSUs, which are not expected to vest within 60 days of May 17, 2023, or (ii) 108,218 shares of Class A common stock (which represents the maximum number of shares that may be issued upon the vesting of PRSUs if maximum performance goals are achieved) issuable to Mr. Mehta upon the vesting of PRSUs, which are not expected to vest within 60 days of May 17, 2023.

(5)	Consists of (i) 0 shares of Class A common stock held by Ms. Helfrick and (ii) 89,620 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of May 17, 2023.

(6)	Consists of 60,000 shares of Class A common stock held by Mr. Svider.

(7)	Consists of 10,000 shares of Class A common stock held by Mr. Ahmed.

(8)	Consists of 10,000 shares of Class A common stock held by Mr. Chang.

(9)

Consists of (i) 5,145 shares of Class A common stock issuable upon the vesting of RSUs, which will vest on the date of the 2023 Annual Meeting, subject to Ms. Dickson’s continued service as a director on the Board through the vesting date, and (ii) 1,624 shares of Class A common stock underlying RSUs that vested on July 14, 2022 and will be settled upon the earlier of (x) the date of Ms. Dickson leaving the Board or (y) a Change in Control of the Company, as defined in our 2022 Plan.

(10)

Consists of (i) 1,607 shares of Class A common stock held by Mr. Nelson, and (ii) 5,145 shares of Class A common stock held by Mr. Nelson, which will vest on the date of the 2023 Annual Meeting, subject to Mr. Nelson’s continued service as a director on the Board through the vesting date.

(11)

Consists of (i) 5,145 shares of Class A common stock issuable upon the vesting of RSUs, which will vest on the date of the 2023 Annual Meeting, subject to Mr. Nesbitt’s continued service as a director on the Board through the vesting date, and (ii) 3,441 shares of Class A common stock underlying RSUs that vested on July 14, 2021 and will be settled upon the earlier of (x) the date of Mr. Nesbitt leaving the Board or (y) a Change in Control of the Company, as defined in our 2022 Plan.

(12)	Consists of 1,000 shares of Class A common stock held by Ms. Sibenac.

(13)

Consists of (i) 109,050 shares of Class A common stock held by Mr. Star, (ii) 5,145 shares of Class A common stock issuable upon the vesting of RSUs, which will vest on the date of the 2023 Annual Meeting, subject to Mr. Star’s continued service as a director on the Board through the vesting date, and (iii) 804 and 2,719 shares of Class A common stock underlying RSUs that vested on July 14, 2020 and July 14, 2021, respectively, and will be settled upon the earlier of (x) the date of Mr. Star leaving the Board or (y) a Change in Control of the Company, as defined in our 2022 Plan.

(14)

Consists of (i) 1,625,760 shares of Class A common stock held by our executive officers and directors, (ii) 833,135 shares of Class A common stock issuable upon the vesting of RSUs within 60 days of May 17, 2023, and (iii) 8,588 shares of Class A common stock underlying RSUs that have vested for which settlement has been deferred.

(15)

The number of shares listed as beneficially owned consists of (i) 106,903,343 shares of Class B common stock held by Argos Intermediate Holdco I Inc. (“Argos I”), (ii) 165,000,000 shares of Class B common stock held by Buddy Holdings II LLC (“Buddy II”), and (iii) 39,285,013 shares of Class B common stock held by Buddy Holdings III LLC (“Buddy III”). Each of Argos I, Buddy II, and Buddy III are

direct or indirect wholly-owned subsidiaries of Argos Holdings L.P. (“Argos Holdings”). The general partner of Argos Holdings is Argos Holdings GP LLC (“Argos GP”). Argos GP is controlled by affiliates of BC Partners. The business address of each of Argos I, Argos Holdings, Argos GP, and BC Partners is 650 Madison Avenue, New York, NY 10022. The business address of each of Buddy II and Buddy III is 19601 N. 27th Avenue, Phoenix, AZ 85027.

(16)

Based solely on a Schedule 13G/A filed on February 8, 2023. Morgan Stanley exercises shared voting power with respect to 16,845,211 shares of Class A common stock and shared dispositive power with respect to 19,796,350 shares of Class A common stock. Morgan Stanley Investment Management Inc. exercises shared voting power with respect to 16,712,322 shares of Class A common stock and shared dispositive power with respect to 19,650,871 shares of Class A common stock. The business address of Morgan Stanley is 1585 Broadway, New York, NY 10036. The business address of Morgan Stanley Investment Management Inc. is 522 5th Avenue 6th Floor New York, NY 10036.

(17)

Based solely on a Schedule 13G/A filed on January 18, 2023. Baillie Gifford & Co. exercises sole voting power with respect to 15,115,833 shares of Class A common stock and sole dispositive power with respect to 17,080,994 shares of Class A common stock. The business address of Baillie Gifford & Co. is Calton Square, 1 Greenside Row, Edinburgh EH1 3AN, Scotland, United Kingdom.

(18)

Based solely on a Schedule 13G/A filed on February 9, 2023. The Vanguard Group exercises shared voting power with respect to 38,639 shares of Class A common stock, sole dispositive power with respect to 7,525,285 shares of Class A common stock and shared dispositive power with respect to 94,264 shares of Class A common stock. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

Pledge of Common Stock by Affiliates of BC Partners

Certain affiliates of BC Partners have granted a security interest in certain shares of our Class B common stock beneficially owned by them to secure certain indebtedness, including indebtedness of PetSmart, which includes customary default provisions. In the event of a default under any such credit facility or the applicable indenture, the secured parties may foreclose upon any and all shares of Class B common stock pledged to them and may seek recourse against the obligors under the relevant credit facilities and indentures. Any such action could result in a change of control of Chewy.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

We are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company for which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company.” As a result, we qualify for exemption from certain independence requirements, including the requirement that within one year of completion of our IPO at least a majority of our Board is composed of independent directors, and our Compensation and Nominating and Corporate Governance Committees are each composed entirely of independent directors. Even though we are a controlled company, we are required to comply with the SEC and the NYSE rules relating to the membership, qualifications, and operations of our Audit Committee.

Based on information provided by each director or director nominee concerning their background, employment, and affiliations, our Board has affirmatively determined that each of Ms. Dickson, Mr. Nelson, Mr. Nesbitt, and Mr. Star satisfy the independence requirements under the corporate governance standards of the NYSE, and none of them have a relationship that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. In determining the independence of Mr. Star, our Board considered Longview’s minority, non-controlling interest in Argos Holdings. Our Board also affirmatively determined that each of Ms. Dickson, Mr. Nelson, Mr. Nesbitt, and Mr. Star satisfy the independence requirements of Rule 10A-3 of the Exchange Act.

Related Party Transactions Policy

We have a written related party transactions policy (the “Related Party Policy”), which is administered by our Audit Committee and includes procedures for the review, approval, ratification, modification, or termination of related party transactions. Pursuant to the Related Party Policy, a related party transaction includes transactions in which Chewy is a participant, the aggregate amount involved will or may be expected to exceed $120,000, and a “related party” has or will have a direct or an indirect material interest. Related parties of Chewy include directors (including nominees for election as director), executive officers, stockholders that are known to beneficially own more than 5% of Chewy’s voting securities, any immediate family members of the foregoing, and any entity with which such related party is employed, is a general partner, principal, or in a similar position, or in which such person has a 10% or greater beneficial interest.

Except for transactions that have been pre-approved in accordance with the Related Party Policy, once a related party transaction has been identified, our Audit Committee will review the relevant facts and circumstances and approve or disapprove entry into the transaction. In determining whether to approve or ratify a related party transaction, our Audit Committee takes the following considerations into account, among other factors it deems appropriate:

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the transaction was initiated by us or the related party;

•	the availability of other sources of comparable products or services;

•	whether the transaction is proposed to be, or was, entered on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits of, the transaction;

•	the approximate dollar value of the amount involved in the transaction, particularly as it relates to the related party;

•	the related party’s interest in the transaction; and

•	any other information regarding the transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.

Our Audit Committee may approve the transaction only if it determines in good faith that, under all the circumstances, the transaction is in, or not inconsistent with, the best interests of our Company and stockholders.

If we become aware of a related party transaction that has not been approved under the Related Party Policy, such transaction is reviewed in accordance with the procedures set out in the Related Party Policy. If our Audit Committee determines it to be appropriate, the transaction is ratified. Where our Audit Committee determines not to ratify a related party transaction that has been commenced without approval, our Audit Committee may direct additional actions including, but not limited to, immediate discontinuation or rescission of the transaction or modification of the transaction to make it acceptable for ratification.

Certain Related Party Transactions

Described below are transactions with related parties in which the amounts involved exceeded $120,000 since the beginning of our last fiscal year or may be expected to exceed such amount in the foreseeable future. Other than as described in this section and in the Compensation Discussion and Analysis section above, there were no transactions with related parties in fiscal year 2022, and no transactions are currently proposed, that would require disclosure under Item 404 of Regulation S-K. The disclosure in this section is set forth as of the Disclosure Date (as defined below).

BC Partners and its Affiliates

Transactions with BC Partners and/or its affiliates:

•

In connection with our IPO, Chewy entered into a master transaction agreement (the “MTA”) with PetSmart. The MTA was amended in February 2021 in connection with PetSmart’s distribution of all of its Chewy stock to reflect our ongoing contractual relationship with PetSmart. The MTA governs the provision of certain administrative and support services provided by PetSmart to Chewy and fees payable by Chewy to PetSmart for guaranteeing certain of Chewy’s lease related obligations. From the beginning of fiscal year 2022 through May 17, 2023 (the “Disclosure Date”), Chewy paid PetSmart $36,756.

•

Certain of our pharmacy operations are conducted through Chewy Pharmacy KY, LLC (“Chewy KY”), a wholly-owned subsidiary of PetSmart. We have entered into a services agreement with Chewy KY that provides for the payment of a management fee to us for providing services to Chewy KY. Pursuant to the terms of this agreement, Chewy received $8,561,081 from Chewy KY from the beginning of fiscal year 2022 through the Disclosure Date.

•

In connection with our IPO, we entered into a tax matters agreement (the “TMA”) with PetSmart and Argos Intermediate Holdco I Inc. that governs the parties’ respective rights, responsibilities, and obligations regarding tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. From the beginning of fiscal year 2022 through the Disclosure Date, we received $1,208,662 from PetSmart and paid PetSmart $7,854,230 pursuant to the TMA. As of the Disclosure Date, we had approximately $3,845,378 of outstanding payables to PetSmart and Argos Intermediate Holdco I Inc. pursuant to the TMA.

•

From time to time, we provide services related to veterinary software to PetSmart Veterinary Services, LLC (“PVS”), a PetSmart subsidiary. From the beginning of fiscal year 2022 through the Disclosure Date, we received approximately $10,000 from PVS.

•

From time to time, we purchase compliance-related and educational training materials and services from Navex, a portfolio company of BC Partners. From the beginning of fiscal year 2022 through the Disclosure Date, we paid Navex $171,400.

•

From time to time, we purchase security solutions and other services from GardaWorld, a portfolio company of BC Partners. From the beginning of fiscal year 2022 through the Disclosure Date, we paid GardaWorld $6,414,403.

•

From time to time, we purchase cybersecurity solutions and other services from Appgate, a portfolio company of BC Partners. From the beginning of fiscal year 2022 through the Disclosure Date, we paid Appgate $552,129.

The following agreements involving BC Partners and/or an affiliate of BC Partners:

•	Investor Rights Agreement, dated June 13, 2019, by and among Chewy and certain holders identified therein; and

•	Stockholders Agreement, dated as of April 17, 2019, by and among Chewy and the other parties named therein.

Employment

Aseemita Malhotra, our President of Healthcare, is the spouse of our Chief Executive Officer. During fiscal year 2022, Ms. Malhotra led our Healthcare vertical and received total cash compensation of $492,550, which includes a payment under our STI plan(1) based on Company performance compared to pre-established performance metrics. Ms. Malhotra’s cash compensation, which is a combination of base salary and short-term incentive compensation, was determined based on market data and comparable positions. In April 2022, Ms. Malhotra was granted 12,424 RSUs, subject to time-based vesting, and 2,827 PRSUs, subject to vesting based on the achievement of certain Company performance conditions. Of the RSUs granted in April 2022, 3,863 RSUs vested on February 1, 2023 and the remaining 8,561 RSUs are scheduled to vest in accordance with a specified vesting schedule, subject to Ms. Malhotra’s continued employment through the applicable vesting date. In March 2023, the Company’s Compensation Committee certified the achievement of the performance condition for the April 2022 PRSUs, which resulted in 2,121 PRSUs that vest on February 1, 2025, subject to her continued employment through the vesting date. In April 2023, Ms. Malhotra was granted 30,540 RSUs, subject to time-based vesting, and 3,480 PRSUs, subject to vesting based on the achievement of certain Company performance conditions. The RSUs granted in April 2023 are scheduled to vest in accordance with a specified vesting schedule, subject to Ms. Malhotra’s continued employment through the applicable vesting date. The PRSUs granted in April 2023 vest on February 1, 2026, subject to the satisfaction of certain Company performance conditions and her continued employment through the vesting date. She will be eligible to receive between zero percent (0%) and two hundred percent (200%) of the target PRSUs, depending on the extent to which certain Company performance-based vesting conditions are met during fiscal year 2023. The grant date fair value of the awards computed in accordance with ASC 718 was $664,791 and $1,197,844 for the awards granted in April 2022 and April 2023, respectively. Ms. Malhotra also had use of the security services, automobiles, and home services described for Mr. Singh in the 2022 Summary Compensation Table.

(1)

For a description of our STI plan refer to Annual Short-Term Incentive under the heading Elements of NEO Compensation above. The STI plan payment for fiscal year 2022 was determined and paid in fiscal year 2023.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Deloitte & Touche LLP served as our independent registered public accounting firm for fiscal year 2022. The following table sets forth all fees for professional services rendered by Deloitte & Touche LLP for the fiscal years ended January 29, 2023 and January 30, 2022:

	January 29, 2023	January 30, 2022
Audit Fees(1)	$2,289,000	$1,964,000
Audit-Related Fees(2)	15,000	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,304,000	$1,964,000

(1)

Audit fees consist of fees for services rendered and expenses billed in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements, and consultations on accounting matters directly related to the audit.

(2)

Audit-related fees include fees for assurance and related services that are traditionally performed by the independent registered accounting firm. More specifically, this includes in fiscal year 2022 services rendered in connection with the submission of a Registration Statement on Form S-8.

Pre-Approval Policies and Procedures

Our Audit Committee charter requires our Audit Committee to (i) pre-approve all audit and permitted non-audit and tax services that may be provided by our independent registered public accounting firm and (ii) establish, and periodically review, policies and procedures for its pre-approval of permitted services in compliance with applicable SEC rules. Our Audit Committee has adopted the Pre-Approval Policy setting forth the requirements pursuant to which all audit and permitted non-audit and tax services to be performed by our independent registered public accounting firm may be pre-approved. The Pre-Approval Policy is intended to clarify the scope of engagements to be pre-approved by the Audit Committee, and sets forth the procedures and conditions pursuant to which such services may be pre-approved. Prior to adoption of the Pre-Approval Policy, work performed by our independent registered public accounting firm was pre-approved by our Audit Committee on an engagement-by-engagement basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements - Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of the 2022 10-K.

2.

Financial Statement Schedules - All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

3.	Exhibits Required by Item 601 of Regulation S-K - The information called for by this paragraph is set forth in Item 15(b) below.

b.

The documents listed in the Exhibit Index of the 2022 10-K and the documents listed in the Exhibit Index of this Amendment, are filed or furnished with, or incorporated by reference into, this Amendment, in each case as indicated.

Exhibit No.		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Chewy Inc.	8-K	001-38936	3.1	June 18, 2019

3.2	Amended and Restated Bylaws of Chewy, Inc.	10-K	001-38936	3.2	April 2, 2020

4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-38936	4.1	March 30, 2021

10.1	*Form of Director and Officer Indemnification Agreement	S-1/A	333-231095	10.2	June 3, 2019

10.2	*Form of Restricted Stock Unit Agreement	S-1/A	333-231095	10.11	June 3, 2019

10.3	*Amended and Restated Executive Employment Agreement, dated June 1, 2019, between Sumit Singh and Chewy, Inc.	S-1/A	333-231095	10.8	June 3, 2019

10.4	*Executive Employment Agreement, dated June 2, 2019, between Mario Marte and Chewy, Inc.	S-1/A	333-231095	10.14	June 3, 2019

10.5	*Executive Employment Agreement, dated June 2, 2019, between Susan Helfrick and Chewy, Inc.	S-1/A	333-231095	10.13	June 3, 2019

10.6	Investor Rights Agreement, dated June 13, 2019, by and among Chewy, Inc. and certain holders identified therein	8-K	001-38936	10.1	June 18, 2019

10.7	ABL Credit Agreement dated as of June 18, 2019, among Chewy Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders (as defined therein) party thereto	8-K	001-38936	10.4	June 18, 2019

10.8	*Chewy, Inc. 2019 Omnibus Incentive Plan	S-8	333-232188	4.1	June 18, 2019

10.9	Amendment No. 1 to the ABL Credit Agreement, dated as of August 27, 2021, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent.	8-K	001-38936	10.1	September 1, 2021

10.10	*First Amendment to Award Notice and Restricted Stock Unit Agreement between J.K. Symancyk and Chewy, Inc.	10-Q	001-38936	10.1	September 1, 2021

10.11	*Chewy, Inc. 2022 Omnibus Incentive Plan	DEF 14A	001-38936	Filed as Appendix B	May 26, 2022

10.12	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.1	June 1, 2022

10.13	*Form of Restricted Stock Unit Agreement	10-Q	001-38936	10.2	June 1, 2022

10.14	*Form of Director Restricted Stock Unit Agreement	10-Q	001-38936	10.2	August 30, 2022

10.15	Amendment No. 2 to the ABL Credit Agreement, dated as of January 26, 2023, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.	8-K	001-38936	10.1	February 1, 2023

10.16	*Chewy Deferred Compensation Plan	10-K	001-38936	10.16	March 22, 2023

21.1	Significant Subsidiaries of Chewy, Inc.	10-K	001-38936	21.1	March 22, 2023

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-38936	23.1	March 22, 2023

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

						X

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38936	32.1	March 22, 2023

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	10-K	001-38936	101.INS	March 22, 2023

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-38936	101.SCH	March 22, 2023

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-38936	101.CAL	March 22, 2023

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-38936	101.DEF	March 22, 2023

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-38936	101.LAB	March 22, 2023

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-38936	101.PRE	March 22, 2023

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEWY, INC.

Date: January 8, 2024	By:	/s/ Da-Wai Hu
Da-Wai Hu
General Counsel and Secretary