Form 10-K
period 2024-01-28
Chewy, Inc.
filed 2024-03-20
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of $33.61 per share as reported on the New York Stock Exchange on July 28, 2023 was approximately $3.9 billion.

Class	Outstanding as of March 13, 2024
Class A Common Stock, $0.01 par value per share	136,052,148
Class B Common Stock, $0.01 par value per share	298,863,356

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 28, 2024.

CHEWY, INC.
FORM 10-K
For the Fiscal Year Ended January 28, 2024

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

Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to, our ability to:
•sustain our recent growth rates and successfully manage challenges to our future growth, including introducing new products or services, improving existing products and services, and expanding into new jurisdictions and offerings;
•successfully respond to business disruptions;
•successfully manage risks related to the macroeconomic environment, including any adverse impacts on our business operations, financial performance, supply chain, workforce, facilities, customer services and operations;
•acquire and retain new customers in a cost-effective manner and increase our net sales, improve margins, and maintain profitability;
•manage our growth effectively;
•maintain positive perceptions of the Company and preserve, grow, and leverage the value of our reputation and our brand;
•limit operating losses as we continue to expand our business;
•forecast net sales and appropriately plan our expenses in the future;
•estimate the size of our addressable markets;
•strengthen our current supplier relationships, retain key suppliers and source additional suppliers;
•negotiate acceptable pricing and other terms with third-party service providers, suppliers and outsourcing partners, and maintain our relationships with such parties;
•mitigate changes in, or disruptions to, our shipping arrangements and operations;
•optimize, operate, and manage the expansion of the capacity of our fulfillment centers;
•provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology;
•limit our losses related to online payment methods;
•maintain and scale our technology, including the reliability of our websites, mobile applications, and network infrastructure;
•maintain adequate cybersecurity with respect to our systems and ensure that our third-party service providers do the same with respect to their systems;
•maintain consumer confidence in the safety, quality, and health of our products;
•limit risks associated with our suppliers and our outsourcing partners;
•comply with existing or future laws and regulations in a cost-efficient manner;
•utilize net operating loss and tax credit carryforwards, and other tax attributes, and limit fluctuations in our tax obligations and effective tax rate;
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
•successfully compete in new offerings;
•manage challenges presented by international markets;
•successfully compete in the pet products and services health and retail industry, especially in the e-commerce sector;
•comply with the terms of our credit facility;
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

Our mission is to be the most trusted and convenient destination for pet parents and partners everywhere. We believe that we are the preeminent online source for pet products, supplies and prescriptions as a result of our broad selection of high-quality products and services, which we offer at competitive prices and deliver with an exceptional level of care and a personal touch to build brand loyalty and drive repeat purchasing. We seek to continually develop innovative ways for our customers to engage with us, as our websites and mobile applications allow our pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to conveniently shop for our products. We partner with approximately 3,500 of the best and most trusted brands in the pet industry, and we create and offer our own private brands. Through our websites and mobile applications, we offer our customers approximately 115,000 products and services offerings, to bring what we believe is a high-bar, customer-centric experience to our customers. By leveraging our extensive infrastructure of our supply chain consisting of sixteen fulfillment centers, we are typically able to offer our products in a localized manner with the capability to serve over 80% of the U.S. population overnight and almost 100% in two days.

Our Industry

We operate in the large and growing pet industry, which consists of pet food and treats, pet supplies and pet medications, other pet-health products, and pet services.

“Pet humanization” and premiumization driving higher spending per pet

Pet parents increasingly view pets as part of the family and are willing to spend more on higher-quality goods and services for those family members. According to research conducted by Packaged Facts, 96% of pet owners in the U.S. consider their pets to be a part of their family. Amongst dog owners, 93% agree that pets are central to their home life, with 90% of cat owners and 85% of other pet owners agreeing with that statement. Furthermore, according to Packaged Facts, pet parents look for products that improve their pet’s health and wellness, with 74% of pet parents willing to pay more for foods with extra health and wellness benefits.

Historical and projected growth in pet spending

According to Packaged Facts, spending on the U.S. pet market has grown from $87 billion in 2017 to an estimated $144 billion in 2023, or at an 8.9% compounded annual growth rate (“CAGR”) over that time. Packaged Facts projects the U.S. pet market to grow at an estimated CAGR of approximately 7% from 2023 through 2027.

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

Similar to the resiliency shown during the 2008 to 2010 recession, the pet industry experienced a significant increase in demand as a result of the COVID-19 pandemic despite the overall economic downturn, particularly within the e-commerce channel. Pet adoptions and fostering surged with “stay-at-home” orders due to the COVID-19 pandemic, further increasing demand and the continued humanization of pets. Further, pet owners are increasingly focused on the health and wellness of their pet with 21% of dog owners and 22% of cat owners paying closer attention to their pet’s health and wellness because of COVID-19, according to Packaged Facts.

While the COVID-19 pandemic and subsequent economic downturn have impacted consumer spending broadly, the pet industry continues to demonstrate resiliency and the stickiness of pet care spending. According to Packaged Facts, as of October 2023, only 7% of pet owners agreed that they were spending less on pet food compared to the preceding 12 months. Further, according to the U.S. Bureau of Labor Statistics, between 2013 and 2021, growth in pet-related spending outpaced spending in other consumer categories.

Rapid shift to online shopping, with significant remaining opportunity

The pet industry, like many other industries in the U.S., is experiencing a continued shift from in-store to online purchases and it appears that this migration has been accelerated by the COVID-19 pandemic, with tailwinds expected to continue for several years. In 2019, e-commerce claimed the top spot of pet food sales by channel and online shopping continues to take market share from brick-and-mortar retail. Packaged Facts reports that online shopping grew from 16% of U.S. retail pet product sales in 2017 to an estimated 36% in 2023 with over $23 billion of pet food and treats sold online. This represents a 28% CAGR for online pet retail over that time frame. This shift to e-commerce well exceeds pre-COVID estimates as of 2019 of 25% channel share by 2023.

According to Packaged Facts, 55% of pet product shoppers surveyed in February 2023 had purchased pet products online in the last 12 months. We believe that the secular trend toward online shopping will continue for a significant period as consumers look to benefit from the convenience of home delivery and subscription-based purchasing, and the heightened safety of a “contactless” shopping experience.

Growing trend of subscription-based purchasing

Additionally, according to a Packaged Facts survey conducted in February 2023, 39% of pet product shoppers had a current pet-related subscription for products including pet food, pet treats, litter and grooming products. Subscription-based purchasing has become significantly more popular among consumers born between 1965 and 2020, who are increasingly becoming pet parents. Packaged Facts found that usage rates for pet-related products including pet food, pet treats, litter and grooming products are dramatically higher for Millennials/Gen Zers (53%) or Gen Xers (24%) than for Boomers (14%). We believe that the trend of increased subscription-based purchasing behavior within the broader secular trend toward online shopping supports higher levels of customer retention and revenue visibility.

Our Strengths

•Our commitment to customer service is the core of our brand.

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

•We offer a wide assortment of pet products and services across health and retail categories—and we continue to grow that assortment—which we offer at competitive prices. We carry approximately 3,500 carefully selected brands and approximately 115,000 products, representing many of the best and most popular products, and we regularly add new products as we strive to offer everything that pet parents may need or want for their pets. In addition, we offer a wide range of free educational media (such as blogs, videos, and tutorials on our website, Be.Chewy.com) to enhance our product offerings and the buying experience, helping pet parents choose the right product for their pet or find answers to commonly asked questions specific to their type of pet. Additionally, we offer a wide range of pet health related products and services and operate the #1 pet pharmacy in America. In 2020, we launched medication compounding capabilities within our Chewy Pharmacy business and launched our telehealth service called “Connect with a Vet.” In 2021, we expanded access to “Connect with a Vet” to all Chewy customers, with access remaining free of charge for our Autoship customers and in 2022, we further expanded this access to all registered Chewy customers. In 2022, we also launched Careplus, our product suite of Insurance and Wellness plans offering comprehensive coverage options across varying price points. In 2023, we expanded our CarePlus suite of offerings, allowing us to meet the needs of a broader range of pet parents and increase access to affordable and high-quality pet healthcare offerings. In 2023, we announced the forthcoming launch of our own veterinary clinics under the brand name “Chewy Vet Care,” offering pet health services including routine appointments, urgent care and surgery. Chewy Vet Care practices will be powered by our own custom-built technology platform offering a seamless and efficient experience for pet parents and vet care providers alike.

•Our highly efficient and effective distribution network provides exceptional delivery with ongoing cost advantages and superior customer service. The strategic placement of our fulfillment centers across the U.S. provides us with the capability to cost-efficiently ship to over 80% of the U.S. population overnight and almost 100% in two days. The high volume of our sales, high participation rate in our Autoship subscription program, and relatively low seasonality of our business allow us to optimize asset utilization across our network and lower our fixed and variable cost per unit and our inventory levels. Additionally, our investments in automation and artificial intelligence within our fulfillment centers drive efficiency across our distribution network.

•We deploy capital efficiently. We invest cash flow generated from our existing customer base to attract new customers and scale our platforms. Given the fast and consistent payback levels from our customers, we invest our free cash flow in marketing to attract new customers. Additionally, we expect to continue to invest in new growth areas across our business, including Chewy Health and international expansion following our 2023 launch in Canada. We also expect to continue to invest in technology and product innovation to continue scaling our platform, customer support, marketing efforts, and supply chain in order to drive growth and profitability.

•Our technology platform is scalable. Our advanced technology platform was developed to enable us to grow our sales volume and increase the number of active customers while reducing marginal transaction and operational costs. Given the significant fixed-cost component of our technology platform, we expect that our cost per transaction will continue to decrease as our sales volume grows. The scalability and integrated nature of our technology platform also allow us to run our operations in a cost-efficient manner by decreasing the number of our operational personnel and automating many of our planning and fulfillment processes. For example, we have significantly improved our processes for picking and packing orders through better forecasting, inventory placement, and optimal labor planning, as well as investing in automated fulfillment processes. Our customer service model, while “high touch,” provides our CSRs with up-to-date customer data and cutting-edge tools to optimize their productivity. As we continue to grow, we expect that we will be able to further scale our fixed costs. Examples of our scalable technology include our rollout of PracticeHub in 2021, an e-commerce solution for veterinarians that allows them to integrate their existing practice management software with our fulfillment and customer service capabilities, and our sponsored ads business which has evolved from a beta version in 2022 to increasing our sponsored product and sponsored brand offerings in 2023, which provide dedicated, premium placements on Chewy.com that promote specific products or brands from select vendors. We believe sponsored ads will enable us to scale contextual advertisements, which in turn should deliver highly relevant products to customers and high-margin revenue to our business.

Our Strategy

•Continue to grow sales from our existing customer base. We seek to expand our share of our customers’ wallets by broadening the selection of products and services that we offer as well as improving customer engagement. Customers have historically spent more per purchase on our websites and mobile applications after their first year as they discover the wide range of our product and service offerings, and the value proposition we provide. Our exceptional customer service and “WOW” programs help us retain customers and increase their level of engagement and spending.

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

•Expand further into pet healthcare. We provide customers with what we believe is a one-stop shop for their prescription and special diet needs with our over-the-counter and veterinarian diet offerings and Chewy Pharmacy products. In recent years, we have expanded our products and services to advance our mission to be the most trusted resource for pet parents and veterinarians alike, and to make pet healthcare more affordable and accessible to pet parents. We believe that we share a common goal of pet health and wellness with the veterinarian community, and we will continue to utilize our strengths to enhance partnerships with customers and veterinarians alike. In 2020, we launched “Connect with a Vet,” an industry-leading telehealth service that allows pet parents to connect directly with licensed veterinarians for pet care, and in 2021, we expanded paid access to all customers with continued complimentary access for our Autoship customers, and in 2022 we expanded complimentary access to all registered customers. In 2020, we also offered customers the ability to order compounding medications in the form of customized, pharmaceutical grade, prescription medications that meet their pets’ unique needs through our own Chewy Pharmacy. Today, Chewy operates the #1 pet pharmacy in America. In 2021, we launched PracticeHub, a complete e-commerce solution for veterinarians that can integrate with their existing management software, manage preapproved prescriptions, and enable practices to earn revenue with Chewy while we handle inventory, fulfillment, shipping, and customer service. As of January 28, 2024, we have approximately 15,000 veterinary practices enrolled in the platform, representing an estimated 50% of all U.S. vet clinics. In 2022, we launched and expanded the CarePlus product suite of Insurance and Wellness plans to provide diversified offerings across price points and coverage options. In 2023, we expanded our CarePlus offering, allowing us to meet the needs of a broader range of pet parents. In 2022, we also completed our acquisition of Petabyte Technology Inc. (“Petabyte”), a provider of cloud-based technology solutions to the veterinary sector. In 2023, we announced the forthcoming launch of our own veterinary clinics under the brand name “Chewy Vet Care,” offering pet health services including routine appointments, urgent care, and surgery. Chewy Vet Care practices will be powered by our own custom-built technology platform offering a seamless and efficient experience for pet parents and vet care providers alike.

•Expand into new markets. In 2023, we launched Chewy Canada, bringing Chewy’s compelling value proposition to millions of pet parents in Canada. Canada has a large and growing pet market with over 9 million pet owning households. Our goal is to provide all pet parents with the same convenient delivery experience, broad assortment, and high-quality service that our U.S. customers enjoy. We believe Chewy’s value proposition and business model can extend beyond North America and believe there is an opportunity to expand into additional international markets in the future. We expect to remain highly thoughtful, deliberate and ROI-focused as we evaluate expansion into additional international markets.

•Explore broader platform opportunities. We believe that there are additional pet offerings that can drive future growth and that our platform extends strong complementarities to other categories, such as pet services, should we choose to do so. The strengths of our platform may enable us to sell directly to businesses in addition to consumers.

Customers and Markets

We serve customers through our websites and mobile applications and focus on delivering the best products with the best service at competitive prices. We operate customer service centers 24/7 to serve our customers every single day of the year. We serve pet parents across the U.S. and expanded into Canada in September 2023.

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

Trademarks and Intellectual Property

Our rights in our intellectual property, including trademarks, patents, trade secrets, copyrights and domain names, as well as contractual provisions and restrictions on use of our intellectual property, are important to our business. For example, our trademark rights assist in our marketing efforts to develop brand recognition and differentiate our brands from our competitors. We own a number of trademark registrations and applications in the U.S. and in foreign jurisdictions. These trademarks include, among others, “American Journey,” “Blue Box Event,” “Careplus,” “Chewy,” “Chewy.com,” “Chewy Vet Care,” “Dr. Lyon’s,” “Frisco,” “Goody Box,” “Onguard,” “PetMD,” “PracticeHub,” “Tiny Tiger,” “True Acre Farms,” “Tylee’s,” “Vibeful,” and “The Zoo.” The current registrations of these trademarks are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods and services. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial to protecting our rights.

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

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typically high concentration of revenue in the holiday quarter. Our net sales weight between quarters reflects the consistent nature of customer purchasing of our product assortment. We recognized 25% of our annual net sales during each of the four quarters of fiscal year 2023.

Human Capital

Our employees are critical to us fulfilling our mission of being the most trusted and convenient destination for pet parents and partners everywhere. We accomplish this, in part, by recruiting, hiring, training, and motivating employees who share our core values of delivering superior customer service and caring about the needs of pets and their parents. We strive to further our mission by offering competitive compensation and benefits, focusing on employee safety, sharing opportunities for positive societal impact through participation in philanthropic endeavors, and fostering a workplace in which everyone feels empowered to do their best work.

We employed approximately 18,100 full-time and part-time employees as of January 28, 2024 and occasionally engage staffing agencies to supplement our workforce. As of March 13, 2024, none of our employees were represented by a labor union or covered by a collective bargaining agreement. We provide our employees with support resources and programs that advance employee engagement, communication, and feedback, such as an annual engagement survey and quarterly pulse surveys, which we use to assess and improve our practices and policies. We also invest in the education, training, and development of employees by providing learning opportunities through various courses and programs and our internal custom learning platform, Chewy University.

Compensation and Benefits Program. Our compensation and benefits are designed to enable us to attract, motivate, and retain highly-qualified talent. We offer market-competitive compensation and benefits including life and health (medical, dental, and vision) insurance, health savings accounts, a 401(k) plan, voluntary supplemental benefits, paid time off, paid parental leave, family support services (including child adoption and surrogacy benefits and pet adoption reimbursement), and a discount for purchases made on Chewy.com. We offer our employees opportunities to advance their careers and are passionate about providing employees with skills and development opportunities to meet the needs of our customers and the development of our business. We also offer our corporate employees “Paw-ternity” leave, allowing them to work from home for the first two weeks after a new dog is brought into their home.

Team Member Safety. We continue to take proactive and precautionary steps to protect the health and safety of our employees. We provide several channels for all employees to speak up, ask for guidance, and report concerns related to ethics or safety violations, and offer certain webinars and subscriptions to support our employees’ health and well-being.

Community Involvement. Our Chewy Gives Back team works tirelessly at continuing our philanthropic mission of supporting animal shelters and rescues everywhere. During fiscal year 2023, we donated $55 million in products and supplies to animal shelters and rescues.

Diversity, Equity, and Inclusion. We recognize the importance of a diverse and inclusive workforce and fostering safe working environments in which our employees can be their authentic and best selves. Our diversity, equity, and inclusion (“DEI”) mission is to hire, retain, and promote exceptional talent that values and is inclusive of diverse backgrounds and perspectives. We are focused on this mission through a variety of initiatives and programs, including assessments of current processes and policies. During fiscal year 2023, we expanded our DEI course offerings, and provided five team member resource groups in support of our DEI mission.

Available Information

Our website address is www.chewy.com, and our investor relations website is investor.chewy.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Chewy and other issuers that file electronically with the SEC.

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
•Business disruptions and responsive actions may adversely affect our business operations, financial performance, liquidity and cash flow for an unknown period of time.
•If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net sales, improve margins, and maintain profitability.
•If we fail to manage our growth effectively, our business, financial condition, and results of operations could be materially and adversely affected.
•Our continued success is largely dependent on positive perceptions of the Company.
•We have a history of losses and may generate operating losses as we continue to expand our business.
•We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.
•Our estimate of the size of our addressable markets may prove to be inaccurate.
•We may be unable to source additional suppliers or strengthen our existing relationships with suppliers. In addition, the loss of any of our key suppliers would negatively impact our business.
•Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.
•If we do not successfully optimize, operate, and manage the expansion of the capacity of our fulfillment centers, our business, financial condition, and results of operations could be harmed.
•Our business may be adversely affected if we are unable to provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology.
•We are subject to risks related to online payment methods.
•Our business depends on network and mobile infrastructure, our third-party data center hosting facilities (including cloud-service providers), other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our websites or mobile applications or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers or suppliers.
•Disruptions to software-as-a-service technologies from third parties may adversely affect our business and results of operations.
•Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or to otherwise protect our confidential information, could damage our reputation and brand and harm our business, financial condition, and results of operations.
•Safety, quality, and health concerns regarding our products could affect our business.
•Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the United States (“U.S.”), could materially and adversely affect our business, financial condition, and results of operations.
•We are subject to extensive laws and regulations and we may incur material liabilities or costs related to complying with existing or future laws and regulations, and our failure to comply may result in enforcements, penalties, recalls, and other adverse actions.
•We may inadvertently not comply with various state or federal laws and regulations covering our pet health business, which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our licenses.
•Resistance from veterinarians to authorize prescriptions, or their efforts to discourage pet owners from purchasing from us, could cause our sales to decrease and could adversely affect our financial condition and results of operations.
•Failure to comply with laws and regulations relating to privacy, data protection, cybersecurity, marketing and advertising and consumer protection, could adversely affect our business, financial condition, and results of operations.
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
•We may be subject to personal injury, workers’ compensation, product liability, labor and employment, and other claims in the ordinary course of business.
•We rely on the performance of members of management and highly skilled personnel and our business could be harmed if we are unable to attract, develop, motivate, and retain highly-qualified and skilled employees.

•Uncertainties in economic conditions, industry trends, and market conditions, and their impact on the pet market, could adversely impact our business, financial condition, and results of operations.
•Significant merchandise returns or refunds could harm our business.
•We may seek to grow our business through acquisitions or investments in new or complementary businesses, technologies, or offerings, or through other strategic transactions, and the failure to manage these acquisitions, investments, or strategic transactions, or to integrate them with our existing business, could have a material adverse effect on us.
•Our business results could be adversely affected if our new offerings are unsuccessful.
•Regulation of the sale of insurance for pets is subject to change, and future regulations could harm our business, operating results, and financial condition.
•If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S. and Canada.
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
•Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our websites and mobile applications and our financial results.
Risks Related to Our Indebtedness
•Restrictions in our revolving credit facility could adversely affect our operating flexibility.
•The terms of our revolving credit facility may restrict our ability to pay dividends.
Risks Related to Our Controlling Stockholders
•Substantial future sales by affiliates of BC Partners (the “BCP Stockholder Parties”) or others of our common stock, or the perception that such sales may occur, could depress the price of our Class A common stock.
•There could be potential conflicts of interests between us and affiliates of the BCP Stockholder Parties. In addition, our directors may encounter conflicts of interest involving us and the other entities with which they may be affiliated, including matters that involve corporate opportunities.
Risks Related to Ownership of Our Class A Common Stock
•Our stock price has been, and may continue to be, volatile and may decline regardless of our operating performance.
•The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of the Company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.
•Our amended and restated certificate of incorporation includes exclusive forum provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
•The BCP Stockholder Parties control the direction of our business and the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.
•We are a “controlled company” within the meaning of the rules of NYSE and rely on exemptions from certain corporate governance requirements.
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

We have experienced significant growth in recent periods. This rate of growth may not be sustainable or indicative of our future rate of growth. We believe that our continued growth in net sales will depend upon, among other factors, our ability to:
•acquire new customers and retain existing customers;
•increase sales from our new and existing customers;
•increase the number of customers and the amount of sales in our Autoship subscription program;
•attract new vendors to supply quality products that we can offer to our customers at attractive prices;
•retain our existing vendors and have them supply additional quality products that we can offer to our customers at attractive prices;
•provide our customers and vendors with a superior and differentiated experience;
•expand our private brand product offering, including, through the launch of new brands and expansion into new offerings;
•increase the scale of existing private brands;
•expand into new territories;
•increase the awareness of our brand;
•protect our reputation and maintain our positive brand perception;
•develop new features to enhance the consumer experience on our websites and our mobile and tablet applications;
•compete effectively and respond to challenges from existing and new competitors;
•develop a scalable, high-performance technology and fulfillment infrastructure that can efficiently and reliably handle increased demand, as well as the deployment of new features and the sale of new products and services;
•fulfill and deliver orders in a timely way and in accordance with customer expectations, which may change over time;
•anticipate and respond timely to macroeconomic trends and changes to consumer preferences;
•hire, integrate and retain talented personnel;
•leverage our technological and operational efficiencies;
•invest in the infrastructure underlying our websites and other operational systems; and
•expand into new offerings or new lines of business in which we do not have prior, or sufficient, operating experience.

Our ability to improve margins and maintain profitability will also depend on the factors described above. We cannot provide assurance that we will be able to successfully manage any of the foregoing challenges to our future growth. Any of these factors and others not listed could cause our net sales growth to decline and may adversely affect our margins and profitability. We have also benefited from increasing pet ownership and discretionary spending on pets. To the extent these trends slow or reverse, our net sales, margins and profitability could be adversely affected. Failure to continue our net sales growth or improve margins could have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of net sales growth as an indication of our future performance.

Business disruptions and responsive actions may adversely affect our business operations, financial performance, liquidity and cash flow for an unknown period of time.

Our operations and supply chain could be disrupted by natural or man-made disasters including severe weather, hurricanes, earthquakes, floods, fires, power or water shortages, telecommunications failures, materials scarcity and price volatility, terrorism, civil unrest, conflicts or wars, and health epidemics or pandemics.

Several of our fulfillment centers, customer service centers, and corporate offices are located in Florida, Texas, and other areas that are susceptible to hurricanes, sea-level rise, earthquakes, and other natural disasters and severe weather events (including those resulting from climate change). We recognize that the frequency and intensity of natural disasters and severe weather events may continue to increase, and as a result, our exposure to these events may increase. A potential result of climate change is more frequent or severe natural disasters or weather events. To the extent such natural disasters or weather events do become more frequent or severe, disruptions to our business and costs to repair facilities or maintain or resume operations could increase. The long-term impacts of climate change may be widespread and unpredictable. These changes over time could also affect, for example, the availability and cost of our products, insurance, commodities and energy (including utilities), which in turn may impact our ability to procure those certain goods or services required for the operation of our business. Therefore, we may experience certain risks, including higher costs, such as uninsured property losses and higher insurance premiums, as well as unexpected disruptions to our business and operations, which could materially and adversely affect our business, financial condition and results of operations.

Public health crises and the measures taken in response to such events have negatively impacted and may negatively impact our business operations in the future as well. The extent to which any public health crisis may impact our business will depend on future developments that are uncertain and unpredictable, including the duration and severity of such events, their impact on capital and financial markets, the availability and use of vaccines, virus mutations and variants, the length of time for economic and operating conditions to return to prior levels, together with resulting consumer and government behaviors, and numerous other uncertainties. Any of these events could have a material adverse impact on our business, financial condition, results of operations and ability to execute and capitalize on our strategies for a period of time that is currently unknown.

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

If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net sales, improve margins, and maintain profitability.

Our success depends on our ability to acquire and retain new customers and to do so in a cost-effective manner. In order to expand our customer base, we must, in part, acquire customers who have historically purchased their pet products and services from other retailers, such as traditional brick and mortar retailers, the websites of our competitors, or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that the net sales from the new customers we acquire will ultimately exceed the cost of acquiring those customers. There are many factors that may result in our inability to acquire or retain customers. If we are unable to acquire or retain customers who purchase products in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency and drive beneficial network effects with our suppliers. Additionally, we may be required to incur significantly higher marketing expenses in order to acquire new customers. Consequently, our prices may increase (or may not decrease to levels sufficient to generate customer interest), our net sales may decrease and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

If our efforts to satisfy our customers are not successful, we may be unable to acquire new customers in sufficient numbers to continue to grow our business, and we may be required to incur significantly higher marketing expenses in order to acquire new customers.

We also use paid and non-paid advertising. Our paid advertising includes search engine marketing, direct mail, display, television, radio and magazine advertising, paid social media and product placement. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We have relied on and may continue relying on search engines to drive a significant amount of traffic to our websites. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our websites to place lower in search query results.

We also drive a significant amount of traffic to our websites via social networking or other e-commerce channels used by our current and prospective customers. As social networking and e-commerce channels continue to rapidly evolve, we may be unable to develop or maintain a presence within these channels. If we are unable to cost-effectively drive traffic to our websites, our ability to acquire new customers and our financial condition would be materially and adversely affected. Additionally, if we fail to increase our net sales per active customer, generate repeat purchases or maintain high levels of customer engagement, our business, financial condition, and results of operations could be materially and adversely affected.

If we fail to manage our growth effectively, our business, financial condition, and results of operations could be materially and adversely affected.

To manage our growth effectively, we must continue to, among other things, implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. To support our continued growth, we must effectively integrate, develop and motivate our employees. We face significant competition for personnel in the areas where our corporate offices are located, and certain other areas in which we have operations. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition, and results of operations.

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

The growth of our business depends on our ability to accurately predict and timely respond to consumer trends, successfully introduce new products and services, improve existing products and services, and expand into new offerings. Our growth also depends on our ability to meet the requirements of our customers and the needs of their pets by successfully introducing new products and services, improving and repositioning our existing products and services and expanding into new offerings. These factors contribute to our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and services and expansion into new offerings involves considerable costs. In addition, it may be difficult to establish new supplier or partner relationships and determine appropriate product selection when developing a new product, service or offering. Any new product, service or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, services or new offerings that respond to changes in consumer requirements and preferences, or if our new product or service introductions, repositioned products or services, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

In addition, while we plan to continue to invest in the expansion of our current offerings and new offerings, we may be unable to maintain or expand our sales, respond timely to changes in regulations or enter into strategic relationships with market-leading suppliers and other market participants. We may encounter certain challenges in manufacturing our products, including the loss of key suppliers and product recalls. Maintaining consistent product quality, competitive pricing, and availability of our products and services for our customers is essential to developing and maintaining customer loyalty and brand awareness. Our inability to sustain the growth and sales of our current and future offerings may materially and adversely affect our projected growth rates, business, financial condition, and results of operations.

Our continued success is largely dependent on positive perceptions of the Company.

We believe that one of the reasons our customers prefer to shop at Chewy is the reputation we have built for providing an exceptional customer experience. To be successful in the future, we must continue to preserve, grow and leverage the value of our reputation and our brand. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence and have adverse effects on our business and financial results, particularly if they result in adverse publicity or widespread reaction on social media, governmental investigations, or litigation. Our brand could be adversely affected if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusations of failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could adversely affect our business. Additionally, there is an increasing focus from regulators, investors, and other stakeholders on environmental, social, and governance (“ESG”) matters. To the extent our products and services create ESG-related concerns, our reputation may be harmed.

We have a history of losses and may generate operating losses as we continue to expand our business.

We have a history of losses and may again generate operating losses in the future as we continue investment in our business. Furthermore, it is difficult for us to predict our future results of operations. Our operating expenses may increase over the next several years as we increase our advertising and marketing, launch and expand our offerings and geographical presence, hire additional personnel and continue to develop and enhance features on our websites and mobile applications. Our operating expenses have been affected and may again be affected by increased costs as a result of macroeconomic impacts. If our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in our business, our financial condition and stock price could be materially and adversely affected.

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

Our estimate of the size of our addressable markets may prove to be inaccurate.

Data for sales of pet products and services is collected for most, but not all channels, and as a result, it is difficult to estimate the size of the markets that we operate in and predict the rate at which the markets for our products and services will grow, if at all. While our market size estimates are made in good faith and are based on assumptions and estimates we believe to be reasonable, these estimates may not be accurate. If our estimates of the size of our addressable markets are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to source additional suppliers or strengthen our existing relationships with suppliers. In addition, the loss of any of our key suppliers would negatively impact our business.

If we are unable to attract and retain suppliers, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.

We also purchase significant amounts of products from a number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide products in a timely or cost-effective manner could impair our growth and materially and adversely affect our business, financial condition, and results of operations. For instance, we have experienced disruptions by existing suppliers being unable to supply us with products in a timely or cost-effective manner. While we believe these disruptions were temporary, they may occur again and a continued inability of our existing suppliers to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition, and results of operations.

If any of our significant pet product suppliers discontinue selling to us at any time or discontinue offering us any preferential pricing or exclusive incentives, we could experience a negative impact on our business, financial condition, and results of operations. In addition, in our experience, it is challenging to persuade pet food buyers to switch to a different product, which could make it difficult to retain certain customers if we lose a pet food supplier, thereby exacerbating the negative impact of such loss on our business, financial condition, and results of operations.

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

Certain of our principal suppliers currently provide us with incentives related to various trade allowances, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could reduce our overall profitability. Similarly, if one or more of our suppliers were to offer certain incentives, including preferential pricing, to our competitors, our competitive advantage could be reduced, which could materially and adversely affect our business, financial condition, and results of operations.

Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition, and results of operations.

We have relied on and will continue to rely on third-party national, regional and local logistics providers to ship and deliver our products. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events, such as labor disputes, financial difficulties, volatility in the prices of fuel, gasoline and commodities such as paper and packing supplies, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products, which would adversely affect our business, financial condition, and results of operations. Further, due to conditions beyond our control, we have experienced and may continue to experience disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience and our results or operations. These conditions may disrupt our suppliers and logistics providers and other third- party delivery agents, as their workers may be unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased border controls and closures, among other things. We have incurred and may continue to incur higher shipping costs due to various surcharges by third-party delivery agents. If we are unable to recover these additional costs, our margins and profitability may be adversely affected.

If we do not successfully optimize, operate, and manage the expansion of the capacity of our fulfillment centers, our business, financial condition, and results of operations could be harmed.

If we do not optimize and operate our fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm to our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience problems fulfilling orders in a timely manner, including as a result of unforeseen disruptions, our customers may experience delays in receiving their purchases, which could harm our reputation, our relationship with our customers and our results of operations. In addition, we have had to, and may again have to, pause operations at a fulfillment center, which resulted in, and could again result in, delayed or canceled orders. These actions or other actions that we may take in response to unforeseen circumstances that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand. We have also experienced and may continue to experience disruptions to our supply chain operations and labor workforce availability due to factors beyond our control. If we are unable to successfully optimize our fulfillment centers, it could increase costs and adversely affect our business.

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

We may add additional fulfillment center capacity as our business continues to grow and our offerings expand. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition, and results of operations could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate. Our ability to operate and potentially expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be affected by unforeseen circumstances and macroeconomic impacts. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We have incurred and may again incur increased capital expenditures for our fulfillment center operations as our business continues to grow. We would typically incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

Our business may be adversely affected if we are unable to provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology.

Our customers generally access the Internet through devices other than personal computers, including mobile phones, handheld computers such as notebooks and tablets, video game consoles and television set-top devices. The versions of our websites and mobile applications developed for these devices may not be compelling to consumers. Adapting our services and/or infrastructure to these devices, as well as other new Internet, networking or telecommunications technologies, could be time-consuming and could require us to incur substantial expenditures, which could adversely affect our business, financial condition, and results of operations.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our websites or mobile applications through these devices or are slow to develop a version of our websites or mobile applications that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the pet food and accessory market and could also lose customers, which could materially and adversely affect our business, financial condition, and results of operations.

Our technology platform may also use open-source software. The use of such open-source software may subject us to certain conditions, including the obligation to offer, distribute, or disclose our technology platform for no or reduced cost, make the proprietary source code subject to open-source software licenses available to the public, license our software and systems that use open-source software for the purpose of making derivative works, or allow reverse assembly, disassembly, or reverse engineering. We monitor our use of open-source software to avoid subjecting our technology platform to conditions we do not intend. However, if our technology platform becomes subject to such unintended conditions, it could have an adverse effect on our business, financial condition, and results of operations.

Further, we continually consider whether to upgrade existing technologies and business applications and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes may require significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, we could lose customers and fail to attract new customers. As a result, our customer growth could be harmed and our business, financial condition, and results of operations may be materially and adversely affected.

We are subject to risks related to online payment methods.

We currently accept payments using a variety of methods, including credit card, debit card, PayPal, Apple Pay, and gift cards and may offer new payment options over time. These payment options subject us to additional regulations and compliance requirements and may also increase our exposure to fraud, criminal activity and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with PCI DSS or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.

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

We have previously received and could continue to receive orders placed with fraudulent data. Bad actors have exploited and may continue to exploit stolen data from data breaches unrelated to us, which may increase the number of orders placed with fraudulent data. If we are unable to detect or control fraud, our liability for these transactions could harm our business, financial condition, and results of operations.

Our business depends on network and mobile infrastructure, our third-party data center hosting facilities (including cloud- service providers), other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our websites or mobile applications or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers or suppliers.

An element of our strategy is to generate a high volume of traffic on, and use of, our websites and mobile applications. Our reputation and ability to acquire, retain and serve our customers are dependent upon the reliable performance of our websites, mobile applications, on-premises systems and the underlying network infrastructure. As our customer base and the amount of information shared on our websites and mobile applications continue to grow, we are likely to need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers, including cloud providers, and equipment and related network infrastructure to handle the traffic on our websites and mobile applications. The operation of these systems is complex and we have experienced minor interruptions, which could increase in severity and result in operational failures. In some cases, we access platforms ran by third-party cloud providers, which makes us vulnerable to their service interruptions. In the event that the volume of traffic of our customers exceeds the capacity of our current network infrastructure or in the event that our customer base or the amount of traffic on our websites and mobile applications grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Significant interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our websites and mobile applications and prevent our customers from accessing our websites and mobile applications. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our websites or mobile applications could reduce consumer satisfaction and result in a reduction in the number of consumers using our products and services.

We depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile infrastructure with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access. We also use and rely on services from other third parties, such as our telecommunications services and credit card processors, and those services may be subject to outages and interruptions that are not within our control. We have experienced telecommunication issues and increased failures by our telecommunications providers may interrupt our ability to provide phone support to our customers and distributed denial-of-service (“DDoS”) attacks directed at our telecommunication service providers could prevent customers from accessing our websites. In addition, we have and may continue to experience down periods where our third-party credit card processors are unable to process the online payments of our customers and our ability to receive customer orders is disrupted. Our business, financial condition, and results of operations could be materially and adversely affected if for any reason the reliability of our Internet, telecommunications, payment systems and mobile infrastructure is compromised.

We currently rely upon third-party service providers, including cloud service providers, such as Amazon Web Services (“AWS”). Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our websites and mobile applications are processed through servers hosted by these providers. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our websites. We have experienced and may again experience cybersecurity incidents due to disruptions to systems maintained by third-party service providers.

Any significant damage to, or failure of, our systems or the systems of our third-party data centers, or our other service providers could result in prolonged interruptions to the availability or functionality of our websites and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If for any reason our arrangements with our data centers, cloud service providers or other third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have designed certain of our software and computer systems to also utilize data processing, storage capabilities and other services provided by AWS. Given this, along with the fact that we cannot rapidly switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party data centers, including cloud service providers, or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our websites and mobile applications.

The satisfactory performance, reliability and availability of our websites, mobile applications, transaction processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as to maintain adequate customer service levels. We have experienced unavailability of our websites and mobile applications, primarily due to DDoS events, and increased unavailability of our websites or of our mobile applications or reduced order fulfillment performance would reduce the volume of goods sold and could also materially and adversely affect consumer perception of our brand. Any slowdown or failure of our websites, mobile applications or the underlying technology infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers.

The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, ransomware attack, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our websites and mobile applications. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, pandemic, blackout or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have some limited business continuity arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our business continuity and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition, and results of operations may be materially and adversely affected.

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

Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or to otherwise protect our confidential information, could damage our reputation and brand and harm our business, financial condition, and results of operations.

As a result of our services being primarily web-based, we collect, process, transmit and store large amounts of data about our customers, employees, suppliers and others, including credit card information (which we don’t store) and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third-parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of these solutions to protect confidential and sensitive information from being breached or compromised. Similarly, our security measures and those of our third-party service providers may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, social engineering, cyber-attacks, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our websites, networks and systems; unauthorized access to and misappropriation of consumer and/or employee information, including personally identifiable information, or other sensitive, confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our websites, networks or systems; deletion or modification of content or the display of unauthorized content on our websites; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and results of operations. This is more so since governmental authorities throughout the U.S. and around the world are devoting more attention to data privacy and security issues.

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

We could be adversely affected if consumers lose confidence in the safety and quality of our food or other products. All of our suppliers are required to comply with applicable product safety laws and we are dependent upon them to ensure such compliance. One or more of our suppliers, including manufacturers of our private brand products, might not adhere to product safety requirements or our quality control standards. Any issues of product safety or allegations that our products are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries, could cause those products to be recalled. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products we offer, or cause supplier production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our suppliers or us, expose us or our suppliers to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, our products may be exposed to product recalls, and we may be subject to litigation, if they are alleged to cause or pose a risk of injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider do not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities that we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may be unable to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. Any of these factors could negatively impact our business, financial condition, and results of operations.

Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the U.S., could materially and adversely affect our business, financial condition, and results of operations.

We depend on a number of suppliers and outsourcing partners to provide our customers with a wide range of products in a timely and efficient manner. A significant portion of our suppliers for our private brand business and our non-consumable business are located in China and if we are unable to maintain our relationships with our existing outsourcing partners or cannot enter into relationships with new outsourcing partners to meet the manufacturing and assembly needs of our private brand business, our private brand business may be disrupted and our business, financial condition, and results of operations may be materially and adversely affected. In addition, political and economic instability, the financial stability of our suppliers and outsourcing partners and their ability to meet our standards, conflict and hostilities, labor problems, the availability and prices of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, natural disasters and epidemics, tariffs, taxes, export controls, trade restrictions and sanctions, among other factors, are beyond our control and may materially and adversely affect our suppliers and outsourcing partners and, in turn, our business, financial condition, and results of operations. Our business has been affected by, and may continue to be affected by, disruptions or restrictions on our employees’ and other service providers’ ability to travel, temporary closures of our facilities, including one or more of our fulfillment centers or customer service centers, or the facilities of our suppliers and other vendors in our supply chain. In addition to the potential direct effects on us of any events beyond our control such as a public health crisis, we could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions.

In addition, continued and ongoing international conflict has led to disruption, instability and volatility in the global markets and industries that could negatively impact our operations. The U.S. government and other governments have imposed severe sanctions and export controls against Russia and Russian interests in connection with the conflict between Russia and Ukraine and threatened additional sanctions and controls. The impact of the conflict and any sanctions or other measures implemented as a result is currently unknown and could adversely affect our business, supply chain, partners or customers.

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

Additional trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us and to our suppliers and may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.

We are subject to extensive laws and regulations and we may incur material liabilities or costs related to complying with existing or future laws and regulations, and our failure to comply may result in enforcements, penalties, recalls, and other adverse actions.

We are subject to a broad range of federal, state, local, and foreign laws and regulations including those intended to protect public and worker health and safety, natural resources and the environment. Our operations are subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Food and Drug Administration (the “FDA”), the Department of Agriculture (the “USDA”) and other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards. In addition, we and our partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, state, local and foreign environmental, health and safety legislative and regulatory authorities and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. These laws and regulations also govern our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly or indirectly) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities or costs of compliance with any such laws and regulations could materially and adversely affect our business, financial condition, and results of operations. In addition, changes in these laws and regulations could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy.

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

We may inadvertently not comply with various state or federal laws and regulations covering our pet health business, which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our licenses.

The sale and delivery of prescription pet medications and the provision of pharmacy, veterinary, and telehealth services are generally governed by federal and state laws and regulations and are subject to extensive oversight by state and federal governmental authorities. Governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the applicable laws and regulations and they continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. We are currently and may in the future continue to be subject to routine administrative inquiries related to our pharmacy, veterinary, and telehealth services businesses. We cannot assure you that we will not be subject to reprimands, sanctions, probations or fines, or that one or more of our licenses will not be suspended or revoked, or that our ability to offer pharmacy and telehealth services will not be challenged, in connection with these complaints or otherwise.

Our insurance, pharmacy, and veterinary businesses also involve the provision of professional services that could expose us to professional liability claims. Our pharmacy business is subject to risks inherent in the dispensing, packaging and distribution of drugs and other health care products and services, including claims related to purported dispensing and other operational errors. Our veterinary business is subject to risks inherent in the administration of veterinary services, including claims relating to veterinary malpractice. Any failure to adhere to the laws and regulations applicable to the dispensing of drugs or provision of veterinary services could subject our businesses to administrative, civil and criminal penalties.

If we are unable to maintain the licenses granted by relevant state authorities in connection with our insurance, pharmacy, and veterinary businesses, or if we become subject to actions by the FDA or other regulators, our dispensing of prescription medications to pet parents could cease and we may be subject to reprimands, sanctions, probations or fines, which could have a material adverse effect on our business, financial condition, and results of operations.

Resistance from veterinarians to authorize prescriptions, or their efforts to discourage pet owners from purchasing from us, could cause our sales to decrease and could adversely affect our financial condition and results of operations.

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

Failure to comply with laws and regulations relating to privacy, data protection, cybersecurity, marketing and advertising and consumer protection could adversely affect our business, financial condition, and results of operations.

We rely on a variety of advertising and marketing techniques, including email and social media marketing and postal mailings and we are subject to various laws and regulations that govern such practices. A variety of applicable laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising which we rely upon to attract new customers. In addition, we also collect, store, and transmit employees’ health information for certain reasons, such as administering employee benefits; accommodating disabilities and injuries; complying with public health requirements; and maintaining employee safety in the workplace.

Laws and regulations relating to privacy, data protection, cybersecurity, advertising and marketing, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers, suppliers or others, or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy, data protection, cybersecurity or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

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

In addition, various legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, cybersecurity, consumer protection, and advertising. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of selling their data to third parties and provides a new cause of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”) became effective on January 1, 2023 and significantly amends the CCPA by imposing additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses conducting activities in California in the areas of data protection and security. Other states in which we operate have also enacted laws similar to CPRA and similar laws have been proposed in other states and at the federal level in the U.S., and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. Additionally, government entities in Canada have enacted and continue to enact laws that may restrict our ability to attract new customers through our certain advertising and marketing technologies. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, impose fines and other penalties or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition, and results of operations.

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

We regard our brand, customer lists, trademarks, trade dress, domain names, trade secrets, patents, proprietary technology and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which we operate. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

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

Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to our business model, result in the payment of substantial damages or injunctions against us, or require us to enter into costly royalty or licensing agreements, if available. In addition, we may be unable to obtain or use licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims could materially and adversely affect our business, financial condition, and results of operations.

We may be subject to personal injury, workers’ compensation, product liability, labor and employment, and other claims in the ordinary course of business.

Our business involves risks of personal injury, workers’ compensation, product liability, labor and employment, and other claims in the ordinary course of business. Product liability claims from customers and product recalls for merchandise alleged to be defective or harmful could lead to the disposal or write-off of merchandise inventories, the incurrence of fines or penalties, the provision of customer credits, increased labor costs, and damage to our reputation. We maintain general liability insurance with a self-insured retention and workers’ compensation insurance with a deductible for each occurrence. We also maintain umbrella insurance above the primary general liability and product liability coverage. In many cases, we have indemnification rights against the manufacturers of our products and are entitled to coverage under their products liability and product recall insurance. Our ability to recover costs and damages under such insurance or indemnification arrangements is subject to the financial viability of the insurers and manufacturers, the terms of the policy, and the specific allegations of a claim. No assurance can be given that any insurance coverage or the manufacturers’ indemnity will be available or sufficient in any claims brought against or losses incurred by us.

Additionally, we are subject to federal, state, and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. This includes, but is not limited to, laws related to wages, hours worked and other terms and conditions of employment; unlawful discrimination, harassment, retaliation, or failure to accommodate; and wrongful termination. Compliance with these laws, including the remediation of any alleged violation, may have a material adverse effect on our business or results of operations.

We rely on the performance of members of management and highly skilled personnel and our business could be harmed if we are unable to attract, develop, motivate, and retain highly qualified and skilled employees.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions has been and may continue to be highly competitive and we may incur significant costs to attract and retain qualified individuals. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. Other than our CEO, CFO and certain other senior executives, all of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting highly-qualified employees or motivating and retaining existing employees, our business, financial condition, and results of operations may be materially and adversely affected.

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

Employee availability may be affected if a significant number of employees are limited in their ability to work at, or travel to, our locations due to disruptions to our business. Future actions in response to certain events by federal, state or local authorities, including those that order the shutdown of non-essential businesses or limit the ability of our employees to travel to work, could impact our ability to take or fulfill our customers’ orders and operate our business and we may be unable to fully meet our customers’ demands for our products and services.

Uncertainties in economic conditions, industry trends, and market conditions, and their impact on the pet market, could adversely impact our business, financial condition, and results of operations.

Our results of operations are sensitive to changes in certain macroeconomic conditions that impact the pet market, which could adversely impact our business, financial condition, and results of operations. Factors such as inflation and rising interest rates have affected us and can adversely affect us by increasing costs of materials and labor. In a highly inflationary environment, we may be unable to raise the price of our products and services at or above the rate of inflation, which could reduce our profitability. In addition, our costs of capital, labor and materials can materially increase, which could have an adverse impact on our business, financial condition, and results of operations. Deflation could cause an overall decrease in spending and borrowing capacity, which could lead to deterioration in economic conditions and employment levels. Deflation could also cause the value of our inventories to decline. Other uncertainties in economic conditions that impact the pet products market and its participants, such as our vendors, suppliers, and investors, may also adversely affect our business, financial condition, and results of operations.

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

We may seek to grow our business through acquisitions or investments in new or complementary businesses, technologies, or offerings, or through other strategic transactions, and the failure to manage these acquisitions, investments, or strategic transactions, or to integrate them with our existing business, could have a material adverse effect on us.

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

Our business results could be adversely affected if our new offerings are unsuccessful.

We have expanded our business into new markets and into new product and service categories and we may continue such expansion. As a new entrant, we expect to face many competitive challenges including competing successfully with incumbent providers who may have longer operating histories, large customer bases, high brand recognition and greater financial, technical, marketing and other resources than we do. To compete effectively, we may need to invest significant resources to create brand awareness and build our reputation in these markets and categories, and our efforts at building, maintaining and enhancing our reputation could fail. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, financial condition, and results of operations. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

Regulation of the sale of insurance for pets is subject to change and future regulations could harm our business, operating results, and financial condition.

The laws and regulations governing the offer, sale and purchase of insurance for pets are subject to change and future changes may be adverse to our business. For example, if a jurisdiction were to alter the requirements for obtaining or maintaining an agent's license in connection with the enrollment of a member, it could have an adverse effect on our operations. Some states in the U.S. have adopted, and others are expected to adopt, new laws and regulations related to the pet insurance industry. Although model laws are available to guide individual states and business, it is difficult to predict how these or any other new laws and regulations will impact our business, but, in some cases, changes in insurance laws, regulations and guidelines may be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S. and Canada.

Our strategy may include the continued expansion of our operations to international markets. Although some of our executive officers have experience in international business from prior positions, we have minimal experience with operations outside the U.S. Our ability to successfully execute this strategy is affected by many of the same operational risks we face in expanding our operations. In addition, our international expansion may be adversely affected by: our ability to identify and gain access to local suppliers; our ability to staff, develop, and manage foreign operations as a result of distance, language, and cultural differences; our ability to obtain and protect relevant trademarks, domain names, and other intellectual property; and local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we operate or intend to operate in the future, including limitations on the repatriation and investment of funds and foreign currency exchange restrictions. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and other barriers to trade. Further, the extent and impact of any sanctions imposed in connection with the escalation of hostilities between Russia and Ukraine, or other geopolitical events, may cause additional financial market volatility and impact the global economy and also impact our strategy of expansion into international markets.

Risks Related to Our Industry

Competition in the pet products and services health and retail industries, especially Internet-based competition, is strong and presents an ongoing threat to the success of our business.

The pet products and services health and retail industries are very competitive. We compete with pet product retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers, including e-tailers, many of which are larger than us and have significantly greater capital resources than we do. We also compete with a number of specialty pet supply stores and independent pet stores, catalog retailers and other specialty e-tailers.

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

We compete directly and indirectly with veterinarians for the sale of pet medications and other pet health products and services. Veterinarians hold a competitive advantage over us because many pet parents may find it more convenient or preferable to purchase these products directly from their veterinarians at the time of an office visit. We also compete directly and indirectly with both online and traditional pet pharmacies. Both online and traditional pet pharmacies may hold a competitive advantage over us because of longer operating histories, established brand names, greater resources, and/or an established customer base. Online pet pharmacies may have a competitive advantage over us because of established affiliate relationships that drive traffic to their website. Traditional pet pharmacies may hold a competitive advantage over us because pet parents may prefer to purchase these products from a store instead of online. In addition, we face growing competition from online and multichannel pet pharmacies, some of whom may have a lower cost structure than ours, as customers now routinely use computers, tablets, smartphones, and other mobile devices and mobile applications to shop online and compare prices and products in real time. In order to effectively compete in the future, we may be required to offer promotions and other incentives, which may result in lower operating margins and in turn adversely affect our results of operations. We also face a significant challenge from our competitors forming alliances with each other, such as those between online and traditional pet pharmacies. These relationships may enable both their retail and online stores to negotiate better pricing and better terms from suppliers by aggregating the demand for products and negotiating volume discounts, which could be a competitive disadvantage to us.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could adversely affect our growth. As we grow our business outside of the U.S., we may be exposed to different and more comprehensive regulations and laws that apply to our business. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our websites and mobile applications by consumers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could harm our business, financial condition, and results of operations.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our websites and mobile applications and our financial results.

On June 21, 2018, the Supreme Court of the U.S. (the “Supreme Court”) overturned a prior decision under which e-tailers had not been required to collect sales tax unless they had a physical presence in the buyer’s state. As a result, a state may now enforce or adopt laws requiring e-tailers to collect and remit sales tax even if the e-tailer has no physical presence within the taxing state provided certain conditions are met. In response, an increasing number of states have adopted or are considering adopting laws or administrative practices, with or without notice, that impose sales or similar value added or consumption taxes on e-commerce activity, as well as taxes on all or a portion of gross revenue or other similar amounts earned by an e-tailer from sales to customers in the state. Since October 28, 2018, we have collected sales tax on sales and remitted such tax to the extent required in the states to which we ship. If any state were to assert that we have any liability for sales tax for prior periods and seek to collect such tax in arrears and/or impose penalties for past non-payment of taxes, it could have an adverse effect on us.
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

We are also subject to federal and state laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties. We cannot predict the effect of current attempts to impose sales, income or other taxes or fees on e-commerce. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Controlling Stockholders

Substantial future sales by affiliates of the BCP Stockholder Parties or others of our common stock, or the perception that such sales may occur, could depress the price of our Class A common stock.

The BCP Stockholder Parties have the ability, should they choose to do so, to sell some or all of their shares of our common stock in a privately negotiated transaction or otherwise. The sale by the BCP Stockholder Parties of a substantial number of shares of our common stock, or the perception that such sales could occur, could significantly reduce the market price of our Class A common stock. If the BCP Stockholder Parties sell their significant equity interest in the Company, we may in the future become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of our other stockholders. Further, if the BCP Stockholder Parties sell a controlling interest in the Company to a third party, any outstanding indebtedness may be subject to acceleration and our commercial agreement and relationships could be impacted, all of which may adversely affect our ability to run our business and may have a material adverse effect on our results of operations and financial condition.

In addition, we have granted certain registration rights to the BCP Stockholder Parties, pursuant to which they have the right to demand that we register shares of Class A common stock beneficially owned by them under the Securities Act of 1933, as amended (the “Securities Act”), as well as the right to demand that we include any such shares in any registration statement that we file with the SEC, subject to certain exceptions.

We are unable to predict with certainty whether or when the BCP Stockholder Parties will exercise their registration rights and/or sell a substantial number of shares of our common stock.

There could be potential conflicts of interests between us and affiliates of the BCP Stockholder Parties. In addition, our directors may encounter conflicts of interest involving us and the other entities with which they may be affiliated, including matters that involve corporate opportunities.

The BCP Stockholder Parties and their affiliates may, from time to time, acquire and hold interests in businesses that are engaged in the same or similar business activities as us. Affiliates of the BCP Stockholder Parties may also engage in transactions with us. The BCP Stockholder Parties could pursue business interests or exercise their voting power as stockholders in ways that are detrimental to us, but beneficial to other companies in which they invest or have a relationship with. In addition, our directors may encounter conflicts of interest involving us and the other entities with which they may be affiliated. The presence or appearance of conflicts of interests could have material implications for us.

Additionally, our directors and the BCP Stockholder Parties, in the course of their other business activities, may become aware of, or involved in, investments, business opportunities, or information which may be appropriate for presentation to us as well as to other entities with which they are affiliated. Pursuant to our amended and restated certificate of incorporation, the BCP Stockholder Parties and non-employee directors have no duty, to the fullest extent permitted by law, to refrain from engaging in the same or similar business activities or lines of business in which we are now engaged in or from otherwise competing with us. Our amended and restated certificate of incorporation also provides that, to the fullest extent permitted by law, the BCP Stockholder Parties and our non-employee directors will not be liable to us or our stockholders for breach of any fiduciary duty solely by reason of the fact of their engagement in such activities. Moreover, pursuant to our amended and restated certificate of incorporation, we may be unable to take advantage of corporate opportunities presented to the BCP Stockholder Parties and our non-employee directors. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

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
•failure of securities analysts to maintain coverage of the Company, changes in financial estimates or ratings by any securities analysts who follow the Company or our failure to meet these estimates or the expectations of investors;
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

The stock market has recently experienced and may again experience extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

Since our dual class capital structure limits the voting power of our publicly held shares of Class A common stock, we are currently ineligible for inclusion in all FTSE Russell indices, such as the Russell 2000. As a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of the Company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.

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
•provide that a director may be removed only for cause and only by the affirmative vote of the holders of at least 66 2/3% of the votes that all of our stockholders would be entitled to cast in an annual election of directors after the date on which the outstanding shares of Class B common stock represent less than 50% of the combined voting power of our Class A common stock and Class B common stock;
•require the affirmative vote of at least 75% of the voting power of the Company’s outstanding shares of Class A common stock and Class B common stock in order to amend (i) certain provisions in our amended and restated certificate of incorporation and (ii) our amended and restated bylaws, in each case, after the date on which the outstanding shares of Class B common stock represent less than 50% of the combined voting power of our Class A common stock and Class B common stock;
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
•restrict the forum for certain litigation against us;
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

Our amended and restated certificate of incorporation includes exclusive forum provisions, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, subject to certain exceptions, the Court of Chancery of the State of Delaware is the exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a breach of fiduciary duty owed by any director, officer, or other employee or stockholder of the Company to the Company or the Company’s stockholders, creditors or other constituents; (iii) any action asserting a claim against the Company or any director or officer of the Company arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against the Company or any director or officer of the Company that is governed by the internal affairs doctrine. In addition, our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce this exclusive forum provision. These exclusive forum provision also may not apply to suits brought to enforce a duty or liability vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, such as those created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits and make our securities less attractive for investors. Alternatively, if a court were to find the exclusive forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations.

The BCP Stockholder Parties control the direction of our business and the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.

As of March 13, 2024, the BCP Stockholder Parties beneficially owned more than 50% of our outstanding shares of common stock and, together with its affiliates, exercised control over more than 95% of the voting power of our outstanding common stock. So long as the BCP Stockholder Parties remain our controlling stockholder they will be able to control, directly or indirectly, and subject to applicable law, all matters affecting us, including:
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

Because the BCP Stockholder Parties’ interests may differ from ours or from those of our other stockholders, actions that the BCP Stockholder Parties take with respect to us, as our controlling stockholders, may not be favorable to us or our other stockholders, including holders of our Class A common stock. In addition, even if the BCP Stockholder Parties were to control less than a majority of the voting power of our outstanding common stock, they may be able to influence the outcome of such matters so long as they own a significant portion of our common stock.

We are a “controlled company” within the meaning of the rules of NYSE and rely on exemptions from certain corporate governance requirements.

As of March 13, 2024, the BCP Stockholder Parties control a majority of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of the board of directors consist of independent directors;
•the requirement that our nominating and corporate governance committee be composed entirely of independent directors;

•the requirement that our compensation committee be composed entirely of independent directors; and
•the requirement for an annual performance evaluation of our corporate governance and compensation committees.

While the BCP Stockholder Parties control a majority of the voting power of our outstanding common stock, we intend to rely on these exemptions and, as a result, will not have a majority of independent directors on our board of directors, and our nominating and corporate governance and compensation committees will also not consist entirely of independent directors. Accordingly, holders of our Class A common stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

We are subject to federal, U.S. state income taxes, Canadian federal and provincial income tax, Chinese income taxes, and may be subject to additional income tax depending on our operations. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Such changes may have a material impact on us.

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

We entered into certain transactions (the “Transactions”) with affiliates of BC Partners pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), which closed on October 30, 2023. The Transactions were entered into for valid business purposes and it is anticipated that the Transactions will not have a material impact on our financial condition. As a part of the Merger Agreement, we assumed certain filing responsibilities and tax obligations from the Transactions. We have been paid for the cost of the assumed filings and all taxes payable on those filings. We are also indemnified for any future tax exposure up to $196 million. Any tax exposure in excess of $196 million would be our responsibility.

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

We are subject to the internal control and financial reporting requirements that are required of a publicly-traded company, including the requirements of The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity
We have an enterprise-wide information security program designed to assess, identify, and manage the Company’s information security risks and identify, evaluate, respond to and resolve information security incidents. To protect our information systems from information security incidents, we use various processes and tools to identify, prevent, detect, escalate, investigate, resolve and recover from identified vulnerabilities and threats. These include, but are not limited to, reporting, monitoring and detection tools that are widely used in the industry, and internal solutions. We have an enterprise-wide Information Security Incident Response Plan (“IRP”), which describes the detailed processes and procedures that should be followed in the event of an information security incident. We conduct assessments based on the National Institute of Standards and Technology cybersecurity framework (the “NIST CSF”) to measure our progress under the maturity framework of NIST CSF and continue to identify opportunities for improvement in our information security program.

We continuously assess technology risks and threats and monitor our information systems for potential vulnerabilities based on industry trends and evolving threats. We use our IRP to identify, evaluate, respond to and resolve information security incidents. We conduct regular reviews of our information security program and also validate our information security program by conducting tabletop exercises, penetration and vulnerability testing, red team campaigns to identify potential vulnerabilities, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our IRP. Our auditors perform independent audits on aspects of our information security program for assurance purposes. We occasionally engage third-party assessors to assess different aspects of our information security program. We conduct regular training for employees on different cybersecurity topics and best practices. We also conduct a risk-based analysis on third-party vendors that we engage to process personal data and confidential information for us and provide them with our information security requirements prior to their engagement.

We are occasionally subject to cybersecurity incidents and we use our IRP to respond to such incidents. Our systems are periodically the target of directed attacks intended to lead to interruptions and delays in our service and operations. We also occasionally experience the misuse or unauthorized disclosure of personal information, other data, confidential information or intellectual property. We occasionally experience account take overs by bad actors using the credentials of customers acquired from the dark web unrelated to any breaches in our systems. These incidents have not had a material impact on us to date, including our business strategy, financial condition, or results of operations. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, financial condition, or results of operations. For more information about the cybersecurity risks we face, see the risk factor titled “Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or to otherwise protect our confidential information, could damage our reputation and brand and harm our business, financial condition, and results of operations” under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

The Vice President of Security and Data Systems (the “CISO”) leads our information security organization and is responsible for managing our information security program. Our CISO has over 30 years of industry experience, including serving in similar roles leading cybersecurity programs at other public companies. Team members who support our information security program have relevant educational, industry, and professional experience. Our information security team provides regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings.

Our enterprise risk assessment includes our key cybersecurity risks. The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including technology risks and cybersecurity threats. Our CISO provides quarterly updates to the Audit Committee of the Board, which oversees our cybersecurity risks and regularly reviews and discusses with management various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance; discussion on policies, guidelines, and processes used by management to assess and manage such matters; and the steps management has taken to monitor and control such matters.

Item 2. Properties

We lease and operate our corporate offices in five locations, including our co-headquarters in Florida and Massachusetts. In addition, we lease and operate fulfillment centers in sixteen locations, at which we receive products from vendors, ship products to customers, and receive and process returns from customers. We also lease and operate customer service centers in three locations. The following table sets forth the location, use, and size of certain of our properties as of March 13, 2024:

Use	Location	Square Footage
Corporate office	7700 W. Sunrise Boulevard, Plantation, FL 33322	221,597
Corporate office	343 Congress Street, Boston, MA 02210	75,009
Corporate office	1110 112th Ave NE, Bellevue, WA 98004	43,509
Corporate office	150 South 5th Street, Suite 800, Minneapolis, MN 55402	39,678
Corporate office	1624 Normac Road, Woburn, MA 01801	30,000
Fulfillment center	600 New Commerce Boulevard, Wilkes-Barre, PA 18706	808,160
Fulfillment center	255 S. 143rd Avenue, Goodyear, AZ 85338	801,424
Fulfillment center	15999 South Outer Road, Belton, MO 64012	796,013
Fulfillment center	8001 N Virginia Street, Reno, NV 89506	795,926
Fulfillment center	100 Goodman Drive, Etters, PA 17319	732,000
Fulfillment center	1281 Couchville Pike, Mt. Juliet, TN 37122	691,920
Fulfillment center	3280 Lightner Road, Dayton, OH 45377	690,500
Fulfillment center	255 Front Creek Road, Salisbury, NC 28146	690,500
Fulfillment center	37 Archbald Heights Road, Jessup, PA 18434	690,500
Fulfillment center	13250 Crosby Fwy, Houston, TX 77049	687,902
Fulfillment center	7243 Grady Niblo Road, Dallas, TX 75236	663,000
Fulfillment center	3380 N.W. 35 Avenue Road, Ocala, FL 34475	611,676
Fulfillment center	1974 Innovation Boulevard, Clayton, IN 46118	597,844
Fulfillment center	12333 Airport Road, Kleinburg, Ontario, Canada L7C 2X3	190,000
Fulfillment center	360 Research Drive, Pittston, PA 18640	155,000
Fulfillment center	11403 Bluegrass Parkway, Suite 650, Louisville, KY 40299	40,668
Customer service center	3251 Hollywood Boulevard, Hollywood, FL 33021	100,928
Customer service center	930 E. Campbell Road, Suite 200, Richardson, TX 75081	57,120
Customer service center	3621 Fern Valley Road, Louisville, KY 40219	25,274

We believe that all of our properties have been adequately maintained, are in good condition, and are generally suitable and adequate for our current needs.

Item 3. Legal Proceedings

Information concerning legal proceedings is provided in Item 8 of Part II, “Financial Statements and Supplementary Data – Note 7 – Commitments and Contingencies – Legal Matters” and is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers
The following information relates to our executive officers:

Name	Age	Position
Sumit Singh	44	Chief Executive Officer and Director
David Reeder	49	Chief Financial Officer
Satish Mehta	59	Chief Technology Officer

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

David Reeder
Mr. Reeder has served as our Chief Financial Officer since February 2024. From 2020 to 2024, he served as Chief Financial Officer of GlobalFoundries Inc. (“GFI”) and oversaw GFI’s initial public offering in 2021. Mr. Reeder served as Chief Executive Officer of Tower Hill Insurance Group from 2017 to 2020 and as President and Chief Executive Officer of Lexmark International Inc. from 2015 to 2017. Mr. Reeder has also served as Chief Financial Officer of Electronics for Imaging, Inc. and has held executive roles at Cisco Systems, Inc., Broadcom Inc., and Texas Instruments Incorporated. Mr. Reeder has served as a director on the board of directors of Entegris, Inc. since March 2024 and on the board of directors of Alphawave IP Group plc since September 2023. He was previously a member of the board of directors of Milacron Holdings Corp from 2017 until November 2019. Mr. Reeder holds a Bachelor of Science degree in Chemical Engineering from the University of Arkansas, and a Master of Business Administration degree from Southern Methodist University.

Satish Mehta
Mr. Mehta has served as our Chief Technology Officer since June 2018. From July 2017 to June 2018, Mr. Mehta served as Vice President—Data and Analytics Solutions for UnitedHealth Group Incorporated. Prior to that, Mr. Mehta served in various capacities at Staples Inc., including serving as Vice President, Price—Data & Analytics, Omni-Channel and Innovation Labs from January 2014 to July 2017. Mr. Mehta also served at Yahoo Inc. from November 2005 to January 2014, in various positions including as Senior Director, Global Data and Ad Tech. Mr. Mehta has served on the board of directors of Express, Inc. since December 2022. Mr. Mehta holds a Bachelor of Science degree in Physics and Math from Jawaharlal Nehru University, and a Master of Business Administration degree from California Miramar University.

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

Holders of Common Stock

As of the close of business on March 13, 2024, there were 150 stockholders of record of our Class A common stock and 2 stockholders of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the thirteen weeks ended January 28, 2024.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the thirteen weeks ended January 28, 2024.

Cumulative Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chewy, Inc. under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return to stockholders of our Class A common stock relative to the cumulative total returns of the S&P 500 Index and DJ Internet Commerce Index. An investment of $100 is assumed to have been made in our Class A common stock and in the indices on June 14, 2019, the date our Class A common stock began trading on the NYSE, and their relative performance is tracked through January 28, 2024. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
for Chewy Inc., the S&P 500 Index,
and the DJ Internet Commerce Index
$350
$300
$250
$200
$150
$100
$50
$0
Jun 19
Sep 19
Dec 19
Mar 20
Jun 20
Sep 20
Dec 20
Mar 21
Jun 21
Sep 21
Dec 21
Apr 22
Jul 22
Oct 22
Jan 23
Apr 23
Jul 23
Oct 23
Jan 24
Chewy, Inc.
S&P 500 Index
DJ Internet Commerce Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for fiscal year 2023 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-K Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and services, as well as the around-the-clock convenience, that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products and expanded menu of service offerings, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and partners and continually develop innovative ways for our customers to engage with us. We partner with approximately 3,500 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our websites and mobile applications, we offer our customers approximately 115,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

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

We are unable to predict the duration and ultimate impact of evolving macroeconomic conditions on the broader economy or our operations and liquidity. As such, macroeconomic risks and uncertainties remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” and the section titled “Risk Factors” in Item 1A of this 10-K Report.

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2023 fiscal year ended January 28, 2024 and included 52 weeks (“Fiscal Year 2023”). Our 2022 fiscal year ended January 29, 2023 and included 52 weeks (“Fiscal Year 2022”). Our 2021 fiscal year ended January 30, 2022 and included 52 weeks (“Fiscal Year 2021”).

We have provided restated financial and operating data for the historical comparative periods in Management’s Discussion and Analysis of Financial Condition and Results of Operations of this 10-K Report. For additional information related to this restatement, see section titled Basis of Presentation in Note 2 – Basis of Presentation and Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	Fiscal Year			% change
(in thousands, except net sales per active customer, per share data, and percentages)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Financial and Operating Data
Net sales	$11,147,720	$10,119,000	$8,967,407	10.2%	12.8%
Net income (loss) (1)	$39,580	$49,899	$(75,207)	(20.7)%	166.3%
Net margin (1)	0.4%	0.5%	(0.8)%
Adjusted EBITDA (2)	$368,068	$306,739	$77,474	20.0%	295.9%
Adjusted EBITDA margin (2)	3.3%	3.0%	0.9%
Adjusted net income (2)	$296,231	$226,450	$10,101	30.8%	n/m
Earnings (loss) per share, basic (1)	$0.09	$0.12	$(0.18)	(25.0)%	166.7%
Earnings (loss) per share, diluted (1)	$0.09	$0.12	$(0.18)	(25.0)%	166.7%
Adjusted earnings per share, basic (2)	$0.69	$0.54	$0.02	27.8%	n/m
Adjusted earnings per share, diluted (2)	$0.69	$0.53	$0.02	30.2%	n/m
Net cash provided by operating activities	$486,211	$349,777	$191,743	39.0%	82.4%
Free cash flow (2)	$342,929	$119,467	$8,557	187.0%	n/m
Active customers	20,083	20,405	20,663	(1.6)%	(1.2)%
Net sales per active customer	$555	$496	$434	11.9%	14.3%
Autoship customer sales	$8,493,199	$7,407,930	$6,324,145	14.7%	17.1%
Autoship customer sales as a percentage of net sales	76.2%	73.2%	70.5%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $248.5 million, $163.2 million, and $85.3 million, for Fiscal Year 2023, Fiscal Year 2022, and Fiscal Year 2021, respectively.

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

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-K Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization; share-based compensation expense and related taxes; income tax provision; interest income (expense), net; transaction related costs; changes in the fair value of equity warrants; severance and exit costs; and litigation matters and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and share-based compensation expense from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision; interest income (expense), net; transaction related costs; changes in the fair value of equity warrants; and litigation matters and other items which are not components of our core business operations. We believe it is useful to exclude severance and exit costs because these expenses represent temporary initiatives to realign resources and enhance operational efficiency, which are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•adjusted EBITDA does not reflect transaction related costs and other items which are either not representative of our underlying operations or are incremental costs that result from an actual or planned transaction or initiative and include changes in the fair value of equity warrants, severance and exit costs, litigation matters, integration consulting fees, internal salaries and wages (to the extent the individuals are assigned full-time to integration and transformation activities) and certain costs related to integrating and converging IT systems; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

(in thousands, except percentages)	Fiscal Year
Reconciliation of Net Income (Loss) to Adjusted EBITDA	2023	2022	2021
Net income (loss)	$39,580	$49,899	$(75,207)
Add (deduct):
Depreciation and amortization	109,693	83,440	55,319
Share-based compensation expense and related taxes	248,543	163,211	85,308
Interest (income) expense, net	(58,501)	(9,290)	1,641
Change in fair value of equity warrants	(13,079)	13,340	—
Income tax provision	8,650	2,646	—
Severance costs	14,348	—	—
Exit costs	6,839	—	—
Transaction related costs	7,827	3,953	2,423
Other	4,168	(460)	7,990
Adjusted EBITDA	$368,068	$306,739	$77,474
Net sales	$11,147,720	$10,119,000	$8,967,407
Net margin	0.4%	0.5%	(0.8)%
Adjusted EBITDA margin	3.3%	3.0%	0.9%

Adjusted Net Income (Loss) and Adjusted Basic and Diluted Earnings (Loss) per Share

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-K Report adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share, which represent non-GAAP financial measures. We calculate adjusted net income (loss) as net income (loss) excluding share-based compensation expense and related taxes, changes in the fair value of equity warrants, and severance and exit costs. We calculate adjusted basic and diluted earnings (loss) per share by dividing adjusted net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period. We have provided a reconciliation below of adjusted net income (loss) to net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share in this 10-K Report because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted net income and adjusted basic and diluted earnings (loss) per share facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable gains and losses that do not represent a component of our core business operations. We believe it is useful to exclude non-cash share-based compensation expense because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude changes in the fair value of equity warrants because the variability of equity warrant gains and losses is not representative of our underlying operations. We believe it is useful to exclude severance and exit costs because these expenses represent temporary initiatives to realign resources and enhance operational efficiency, which are not components of our core business operations. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income (loss) to adjusted net income, as well as the calculation of adjusted basic and diluted earnings (loss) per share, for each of the periods indicated.

(in thousands, except per share data)	Fiscal Year
Reconciliation of Net Income (Loss) to Adjusted Net Income	2023	2022	2021
Net income (loss)	$39,580	$49,899	$(75,207)
Add (deduct):
Share-based compensation expense and related taxes	248,543	163,211	85,308
Change in fair value of equity warrants	(13,079)	13,340	—
Severance costs	14,348	—	—
Exit costs	6,839	—	—
Adjusted net income	$296,231	$226,450	$10,101
Weighted-average common shares used in computing adjusted earnings (loss) per share:
Basic	429,457	422,331	417,218
Effect of dilutive share-based awards (1)	2,583	5,439	10,068
Diluted (1)	432,040	427,770	427,286
Earnings (loss) per share attributable to common Class A and Class B stockholders
Basic	$0.09	$0.12	$(0.18)
Diluted (1)	$0.09	$0.12	$(0.18)
Adjusted basic	$0.69	$0.54	$0.02
Adjusted diluted (1)	$0.69	$0.53	$0.02
(1) For Fiscal Year 2021, our calculation of adjusted diluted earnings per share attributable to common Class A and Class B stockholders requires an adjustment to the weighted-average common shares used in the calculation to include the weighted-average dilutive effect of share-based awards.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this 10-K Report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less capital expenditures (which consist of purchases of property and equipment, capitalization of labor related to our websites, mobile applications, software development, and leasehold improvements). We have provided a reconciliation below of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated.

(in thousands)	Fiscal Year
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	2023	2022	2021
Net cash provided by operating activities	$486,211	$349,777	$191,743
Deduct:
Capital expenditures	(143,282)	(230,310)	(183,186)
Free Cash Flow	$342,929	$119,467	$8,557

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

Presentation of Results of Consolidated Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Consolidated Operations and Liquidity and Capital Resources includes a comparison of Fiscal Year 2023 to Fiscal Year 2022. A similar discussion and analysis which compares Fiscal Year 2022 to Fiscal Year 2021 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC on March 22, 2023, and is incorporated herein by reference.

Results of Consolidated Operations

The following tables set forth our results of operations for the fiscal years presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Fiscal Year
				% change		% of net sales
(in thousands, except percentages)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021	2023	2022	2021
Consolidated Statements of Operations
Net sales	$11,147,720	$10,119,000	$8,967,407	10.2%	12.8%	100.0%	100.0%	100.0%
Cost of goods sold	7,986,202	7,284,505	6,581,936	9.6%	10.7%	71.6%	72.0%	73.4%
Gross profit	3,161,518	2,834,495	2,385,471	11.5%	18.8%	28.4%	28.0%	26.6%
Operating expenses:
Selling, general and administrative	2,442,683	2,128,688	1,840,135	14.8%	15.7%	21.9%	21.0%	20.5%
Advertising and marketing	742,460	649,386	618,902	14.3%	4.9%	6.7%	6.4%	6.9%
Total operating expenses	3,185,143	2,778,074	2,459,037	14.7%	13.0%	28.6%	27.4%	27.4%
(Loss) income from operations	(23,625)	56,421	(73,566)	(141.9)%	176.7%	(0.2)%	0.6%	(0.8)%
Interest income (expense), net	58,501	9,290	(1,641)	n/m	n/m	0.5%	0.1%	—%
Other income (expense), net	13,354	(13,166)	—	201.4%	n/m	0.1%	(0.1)%	—%
Income (loss) before income tax provision	48,230	52,545	(75,207)	(8.2)%	169.9%	0.4%	0.5%	(0.8)%
Income tax provision	8,650	2,646	—	226.9%	n/m	0.1%	—%	—%
Net income (loss)	$39,580	$49,899	$(75,207)	(20.7)%	166.3%	0.4%	0.5%	(0.8)%
n/m - not meaningful

Net Sales

	Fiscal Year			2023 vs. 2022		2022 vs. 2021
(in thousands, except percentages)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Consumables	$8,014,645	$7,145,414	$6,102,367	$869,231	12.2%	$1,043,047	17.1%
Hardgoods	1,209,161	1,215,689	1,305,937	(6,528)	(0.5)%	(90,248)	(6.9)%
Other	1,923,914	1,757,897	1,559,103	166,017	9.4%	198,794	12.8%
Net sales	$11,147,720	$10,119,000	$8,967,407	$1,028,720	10.2%	$1,151,593	12.8%

Net sales for Fiscal Year 2023 increased by $1.0 billion, or 10.2%, to $11.1 billion compared to $10.1 billion for Fiscal Year 2022. This increase was primarily driven by growth in customer spending from both new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $59, or 11.9%, to $555 in Fiscal Year 2023 compared to Fiscal Year 2022, driven by growth across our consumables and healthcare businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for Fiscal Year 2023 increased by $701.7 million, or 9.6%, to $8.0 billion compared to $7.3 billion in Fiscal Year 2022. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network.

Gross profit for Fiscal Year 2023 increased by $327.0 million, or 11.5%, to $3.2 billion compared to $2.8 billion in Fiscal Year 2022. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for Fiscal Year 2023 increased by approximately 40 basis points compared to Fiscal Year 2022, primarily due to margin expansion across our healthcare, hardgoods, and private brands businesses.

Selling, General and Administrative

Selling, general and administrative expenses for Fiscal Year 2023 increased by $314.0 million, or 14.8%, to $2.4 billion compared to $2.1 billion in Fiscal Year 2022. This was primarily due to an increase of $151.7 million in facilities expenses and other general and administrative expenses, principally due to business growth and new initiatives as well as the expansion of operations at corporate offices in Plantation, Florida, and Seattle, Washington. This also included an increase of $77.0 million in fulfillment costs largely attributable to investments to support the overall growth of our business, including the costs associated with the launch of operations in Canada and the opening and operating of fulfillment centers in Reno, Nevada and Nashville, Tennessee, as well as an increase of $85.3 million in non-cash share-based compensation expense and related taxes.

Advertising and Marketing

Advertising and marketing expenses for Fiscal Year 2023 increased by $93.1 million, or 14.3%, to $742.5 million compared to $649.4 million in Fiscal Year 2022. Our marketing expenses increased due to additional investment in our upper funnel marketing channels as well as expansion into new channels, contributing to new customer acquisition and an increase in wallet share from our large and stable customer base during Fiscal Year 2023.

Interest Income (Expense), net

Interest income for Fiscal Year 2023 increased by $49.2 million, to $58.5 million compared to interest income of $9.3 million in Fiscal Year 2022. This increase was due in large part to interest income generated by investment of proceeds from the parent reorganization transaction, cash and cash equivalents, and marketable securities exceeding interest expenses incurred.

Other Income (Expense), net

Other income for Fiscal Year 2023 increased by $26.5 million, to $13.4 million compared to other expense of $13.2 million. This increase consisted of changes in the fair value of equity warrants and investments as well as foreign currency transaction gains.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $602.2 million as of January 28, 2024, an increase of $270.6 million from January 29, 2023. Marketable securities consist primarily of U.S. treasury securities, certificates of deposit, and commercial paper and totaled $531.8 million as of January 28, 2024, an increase of $184.8 million from January 29, 2023.

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

Operating and real estate lease obligations relate to fulfillment and customer service centers, corporate offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2038. Real estate obligations include legally binding minimum lease payments for operating lease arrangements which have not yet commenced. As of January 28, 2024, operating and real estate lease obligations included legally binding minimum lease payments of $900.4 million. For additional information related to real estate and operating leases, see Note 9 – Leases, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Cash Flows

	Fiscal Year
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$486,211	$349,777	$191,743
Net cash used in investing activities	$(287,363)	$(615,504)	$(193,272)
Net cash provided by (used in) financing activities	$71,598	$(6,734)	$41,261

Operating Activities

Net cash provided by operating activities was $486.2 million for Fiscal Year 2023, which primarily consisted of $39.6 million of net income, non-cash adjustments such as depreciation and amortization expense of $109.7 million and share-based compensation expense of $239.1 million, and a cash increase of $105.7 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in other current liabilities and payables, partially offset by an increase in other current assets, inventories, and receivables.

Net cash provided by operating activities was $349.8 million for Fiscal Year 2022, which primarily consisted of $49.9 million of net income, non-cash adjustments such as depreciation and amortization expense of $83.4 million and share-based compensation expense of $158.1 million, and a cash increase of $26.6 million from the management of working capital. Cash increases from working capital were primarily driven by an increase in payables, partially offset by an increase in inventories and other current assets.

Investing Activities

Net cash used in investing activities was $287.4 million for Fiscal Year 2023, primarily consisting of $143.7 million for the purchase of marketable securities, net of maturities and $143.3 million for capital expenditures related to the launch of new and future fulfillment centers and additional investments in technology hardware and software.

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

Financing Activities

Net cash provided by financing activities was $71.6 million for Fiscal Year 2023, and consisted of $60.6 million of proceeds from the parent reorganization transaction and $22.0 million of capital contributions from the parent reorganization transaction, partially offset by $10.3 million of payments made pursuant to the tax sharing agreement with related parties, principal repayments of finance lease obligations, and payment of debt modification costs.

Net cash used in financing activities was $6.7 million for Fiscal Year 2022, which primarily consisted of $2.8 million of payments made pursuant to the tax sharing agreement with related parties, $2.5 million for payments of tax withholdings related to vesting of share-based compensation awards, payment of debt modification costs, and principal repayments of finance lease obligations.

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities up to $250 million, subject to customary conditions. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of January 28, 2024, which is reduced by standby letters of credit, we had $759.0 million of borrowing capacity under the ABL Credit Facility. As of January 28, 2024, we had no outstanding borrowings under the ABL Credit Facility.

For additional information with respect to our ABL Credit Facility, see Note 8 – Debt, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

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

Income Taxes

Estimates of deferred income taxes reflect management’s assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that may vary significantly from anticipated results. For additional information on deferred tax assets and liabilities, see Note 12 – Income Taxes, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

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

For additional information on derivative financial instruments, see Note 4 – Financial Instruments, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 – Basis of Presentation and Significant Accounting Policies, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

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

Item 8. Financial Statements and Supplementary Data

CHEWY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Chewy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chewy, Inc. and subsidiaries (the “Company”) as of January 28, 2024, and January 29, 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for each of the years ended January 28, 2024, January 29, 2023, and January 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2024, and January 29, 2023, and the results of its operations and its cash flows for each of the three years ended January 28, 2024, January 29, 2023, and January 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Rebates — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has agreements with vendors to receive either percentage- or volume-based rebates (collectively referred to as purchase-based vendor rebates). Amounts received from vendors are considered a reduction of the carrying value of the Company’s inventory and, therefore, such amounts are ultimately recorded as a reduction of cost of goods sold in the consolidated statements of operations.

Given the significance of purchase-based vendor rebates to the financial statements, the terms and the significant number of the individual vendor agreements, auditing purchase-based vendor rebates was complex and subjective due to the extent of effort required to evaluate whether the purchase-based vendor rebates were recorded in accordance with the terms of the vendor agreements and that the rebates deferred as a reduction of the carrying value of inventory were complete and accurate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating whether the purchase-based vendor rebates were recorded in accordance with the terms of the vendor agreements and the completeness and accuracy of deferred purchase-based vendor rebates included the following, among others:

• We tested the effectiveness of controls over the recording of purchase-based vendor rebates, including management's controls over the calculation of purchase-based vendor rebates earned and the determination of the deferred purchase-based vendor rebates recorded as a reduction to inventory.

• We selected a sample of purchase-based vendor rebates earned during the year and, using the terms of the vendor agreement and related inventory purchased, recalculated the amount recorded as a reduction of the carrying value of inventory.

• We tested the amount of the deferred purchase-based vendor rebates recorded as a reduction of cost of goods sold by developing an expectation of the amount based on the turnover of inventory in the current year and compared our expectation to the amount recorded.

/s/ Deloitte & Touche LLP
Miami, Florida
March 20, 2024

We have served as the Company’s auditor since 2017.

CHEWY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	January 28, 2024	January 29, 2023
Assets
Current assets:
Cash and cash equivalents	$602,232	$331,641
Marketable securities	531,785	346,944
Accounts receivable	154,043	126,969
Inventories	719,273	678,005
Prepaid expenses and other current assets	97,015	41,221
Total current assets	2,104,348	1,524,780
Property and equipment, net	521,298	478,885
Operating lease right-of-use assets	474,617	423,518
Goodwill	39,442	39,442
Other non-current assets	47,146	53,193
Total assets	$3,186,851	$2,519,818
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,104,940	$1,033,184
Accrued expenses and other current liabilities	1,005,937	794,534
Total current liabilities	2,110,877	1,827,718
Operating lease liabilities	527,795	471,821
Other long-term liabilities	37,935	60,011
Total liabilities	2,676,607	2,359,550
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of January 28, 2024 and January 29, 2023	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 132,913,046 and 114,160,531 shares issued and outstanding as of January 28, 2024 and January 29, 2023, respectively	1,329	1,141
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 298,863,356 and 311,188,356 shares issued and outstanding as of January 28, 2024 and January 29, 2023, respectively	2,989	3,112
Additional paid-in capital	2,481,984	2,171,247
Accumulated deficit	(1,975,652)	(2,015,232)
Accumulated other comprehensive loss	(406)	—
Total stockholders’ equity	510,244	160,268
Total liabilities and stockholders’ equity	$3,186,851	$2,519,818

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Fiscal Year
	2023	2022	2021
Net sales	$11,147,720	$10,119,000	$8,967,407
Cost of goods sold	7,986,202	7,284,505	6,581,936
Gross profit	3,161,518	2,834,495	2,385,471
Operating expenses:
Selling, general and administrative	2,442,683	2,128,688	1,840,135
Advertising and marketing	742,460	649,386	618,902
Total operating expenses	3,185,143	2,778,074	2,459,037
(Loss) income from operations	(23,625)	56,421	(73,566)
Interest income (expense), net	58,501	9,290	(1,641)
Other income (expense), net	13,354	(13,166)	—
Income (loss) before income tax provision	48,230	52,545	(75,207)
Income tax provision	8,650	2,646	—
Net income (loss)	$39,580	$49,899	$(75,207)

Other comprehensive income (loss)
Net income (loss)	$39,580	$49,899	$(75,207)
Foreign currency translation adjustments	(406)	—	—
Comprehensive income (loss)	$39,174	$49,899	$(75,207)

Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.09	$0.12	$(0.18)
Diluted	$0.09	$0.12	$(0.18)
Weighted-average common shares used in computing earnings (loss) per share:
Basic	429,457	422,331	417,218
Diluted	432,040	427,770	417,218

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 31, 2021	415,046	4,150	$1,930,804	$(1,989,924)	$—	$(54,970)
Share-based compensation expense	—	—	77,772	—		77,772
Vesting of share-based compensation awards	4,873	49	(49)	—	—	—
Distribution to parent	187	2	(2)	—	—	—
Tax sharing agreement with related parties	—	—	12,785	—	—	12,785
Net loss	—	—	—	(75,207)	—	(75,207)
Balance as of January 30, 2022	420,106	4,201	2,021,310	(2,065,131)	—	(39,620)
Share-based compensation expense	—	—	158,122	—	—	158,122
Vesting of share-based compensation awards	5,109	51	(51)	—	—	—
Tax withholdings for share-based compensation awards	(53)	(1)	(2,474)	—	—	(2,475)
Distribution to parent	187	2	(2)	—	—	—
Tax sharing agreement with related parties	—	—	(5,658)	—	—	(5,658)
Net income	—	—	—	49,899	—	49,899
Balance as of January 29, 2023	425,349	4,253	2,171,247	(2,015,232)	—	160,268
Share-based compensation expense	—	—	239,106	—	—	239,106
Vesting of share-based compensation awards	6,334	64	(64)	—	—	—
Tax withholdings for share-based compensation awards	—	—	(5)	—	—	(5)
Distribution to parent	93	1	(1)	—	—	—
Tax sharing agreement with related parties	—	—	(4,999)	—	—	(4,999)
Noncash settlement with related parties	—	—	54,734	—	—	54,734
Capital contribution from parent reorganization transaction	—	—	21,966	—	—	21,966
Net income	—	—	—	39,580	—	39,580
Other comprehensive loss	—	—	—	—	(406)	(406)
Balance as of January 28, 2024	431,776	4,318	$2,481,984	$(1,975,652)	$(406)	$510,244

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$39,580	$49,899	$(75,207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,693	83,440	55,319
Share-based compensation expense	239,107	158,122	77,772
Non-cash lease expense	37,818	39,389	32,996
Change in fair value of equity warrants and investments	(13,069)	13,340	—
Unrealized foreign currency gains, net	(391)	—	—
Other	3,914	1,072	595
Net change in operating assets and liabilities:
Accounts receivable	(27,072)	(2,573)	(20,858)
Inventories	(41,259)	(115,261)	(41,745)
Prepaid expenses and other current assets	(50,099)	(10,964)	(7,357)
Other non-current assets	(29,942)	1,114	(4,960)
Trade accounts payable	71,762	147,465	84,058
Accrued expenses and other current liabilities	152,329	7,932	128,706
Operating lease liabilities	(27,179)	(21,632)	(19,864)
Other long-term liabilities	21,019	(1,566)	(17,712)
Net cash provided by operating activities	486,211	349,777	191,743
Cash flows from investing activities
Capital expenditures	(143,282)	(230,310)	(183,186)
Cash paid for acquisition of business, net of cash acquired	(367)	(40,033)	—
Purchases of marketable securities	(3,221,714)	(543,761)	—
Proceeds from maturities of marketable securities	3,078,000	200,000	—
Acquisition of assets	—	—	(10,086)
Other	—	(1,400)	—
Net cash used in investing activities	(287,363)	(615,504)	(193,272)
Cash flows from financing activities
Proceeds from parent reorganization transaction, net of cash paid for income taxes	60,601	—	—
Capital contribution from parent reorganization transaction	21,966	—	—
(Payments for) proceeds from tax sharing agreement with related parties	(10,279)	(2,828)	43,714
Principal repayments of finance lease obligations	(510)	(681)	(869)
Payment of debt modification costs	(175)	(750)	(1,584)
Payments for tax withholdings related to vesting of share-based compensation awards	(5)	(2,475)	—
Net cash provided by (used in) financing activities	71,598	(6,734)	41,261
Effect of exchange rate changes on cash and cash equivalents	145	—	—
Net increase (decrease) in cash and cash equivalents	270,591	(272,461)	39,732
Cash and cash equivalents, as of beginning of period	331,641	604,102	564,370
Cash and cash equivalents, as of end of period	$602,232	$331,641	$604,102
Supplemental disclosure of cash flow information
Cash paid for interest	$2,872	$2,058	$2,053
Cash paid for income taxes	$1,799,758	$—	$—

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively “Chewy” or the “Company”) is a pure play e-commerce business geared toward pet products and services for dogs, cats, fish, birds, small pets, horses, and reptiles. Chewy serves its customers through its retail websites, and its mobile applications and focuses on delivering exceptional customer service, competitive prices, outstanding convenience (including Chewy’s Autoship subscription program, fast shipping, and hassle-free returns), and a large selection of high-quality pet food, treats and supplies, and pet healthcare products.

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

On the Closing Date, affiliates of BC Partners transferred $1.9 billion to the Company to be used to fund: (i) tax obligations of its affiliates that were inherited by the Company as a result of the Transactions and (ii) expenses incurred by the Company in connection with the Transactions. The Merger Agreement requires affiliates of BC Partners to indemnify the Company for certain tax liabilities and includes customary indemnifications related to the Transactions. For additional information, see Note 12 – Income Taxes.

2.Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”).

In connection with the Transactions described in Note 1 – Description of Business, the Company has provided restated consolidated financial statements and related notes for the historical comparative periods in this 10-K Report reflecting the operations of Chewy Pharmacy KY as part of the Company’s consolidated financial statements. This restatement was accounted for as a common control transaction, with Chewy Pharmacy KY’s net assets transferred at the previous parent company’s historical basis.

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2023 fiscal year ended January 28, 2024 and included 52 weeks (“Fiscal Year 2023”). The Company’s 2022 fiscal year ended January 29, 2023 and included 52 weeks (“Fiscal Year 2022”). The Company’s 2021 fiscal year ended January 30, 2022 and included 52 weeks (“Fiscal Year 2021”).

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

The Company holds equity warrants giving it the right to acquire stock of other companies. These warrants are classified as derivative assets and are recorded within other non-current assets on the Company’s consolidated balance sheets with gains and losses recognized in other income (expense), net on the Company’s consolidated statements of operations. These warrants are subject to vesting requirements and the fair value established at contract inception is recognized as a deferred credit reported within other long-term liabilities on the Company’s consolidated balance sheets and is amortized as the vesting requirements are achieved. For more information, see Note 4 - Financial Instruments.

Accounts Receivable

The Company’s accounts receivable are comprised of customer and vendor receivables. The Company’s net customer receivables were $110.0 million and $105.2 million as of January 28, 2024 and January 29, 2023, respectively, and consist of credit and debit card receivables from banks, which typically settle within five business days. The Company’s vendor receivables were $44.0 million and $21.8 million as of January 28, 2024 and January 29, 2023, respectively. The Company does not maintain an allowance for doubtful accounts as neither historical losses on customer and vendor receivables nor future projected losses on such receivables have been or are expected to be significant.

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

Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the Company’s results of operations for the respective period. For more information, see Note 5 - Property and Equipment, net.

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

Intangible Assets

Intangible assets are recognized and recorded at their acquisition date fair values. Intangible assets are amortized on a straight-line basis over their estimated useful lives with amortization expense included within selling, general and administrative expenses in the consolidated statements of operations. The Company determined the useful lives of its intangible assets based on multiple factors including obsolescence and the period over which expected cash flows are used to measure the fair value of the intangible asset at acquisition. The Company periodically reassesses the useful lives of its intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate. Intangible assets, net of accumulated amortization, are included within other non-current assets on the consolidated balance sheets.

The estimated useful lives of intangible assets are as follows:

Developed technology	3 years

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For asset groups held and used, the carrying value of the asset group is considered recoverable when the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment charge would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. Impairment charges are recognized within selling, general and administrative expenses in the consolidated statements of operations. Impairment charges recorded by the Company were not material for Fiscal Year 2023, Fiscal Year 2022, and Fiscal Year 2021.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	January 28, 2024	January 29, 2023
Outbound fulfillment	$491,251	$370,095
Advertising and marketing	106,339	99,593
Payroll liabilities	83,880	66,799
Accrued expenses and other	324,467	258,047
Total accrued expenses and other current liabilities	$1,005,937	$794,534

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

Revenue Recognition

Chewy recognizes revenues from product sales when the customer orders an item through Chewy’s websites or mobile applications via the electronic shopping cart, funds are collected from the customer and the item is shipped from one of the Company’s fulfillment centers and delivered to the carrier. Certain products are shipped directly from manufacturers to Chewy customers. For all of the preceding, the Company is considered to be a principal to these transactions and revenue is recognized on a gross basis as the Company is (i) the primary entity responsible for fulfilling the promise to provide the specified products in the arrangement with the customer and provides the primary customer service for all products sold on Chewy’s websites or mobile applications, (ii) has inventory risk before the products have been transferred to a customer and maintains inventory risk upon accepting returns, and (iii) has discretion in establishing the price for the specified products sold on Chewy’s websites or mobile applications.

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

Vendor Concentration Risk

The Company purchases inventory from several hundred vendors worldwide. Sales of products from the Company’s three largest vendors represented approximately 39%, 38%, and 35% of the Company’s net sales for Fiscal Year 2023, Fiscal Year 2022, and Fiscal Year 2021, respectively.

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

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing fulfillment and customer service centers, including costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing, and responding to inquiries from customers. For Fiscal Year 2023, Fiscal Year 2022, and Fiscal Year 2021 the Company recorded fulfillment costs of $1.3 billion, $1.2 billion, and $1.2 billion, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards. For Fiscal Year 2023, Fiscal Year 2022, and Fiscal Year 2021, the Company recorded merchant processing fees of $234.0 million, $207.7 million, and $183.8 million, respectively, which are included within selling, general and administrative expenses in the consolidated statements of operations.

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

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense from its borrowing facilities and finance leases. The following table provides additional information about the Company’s interest income (expense), net (in thousands):

	Fiscal Year
	2023	2022	2021
Interest income	$62,083	$11,865	$523
Interest expense	(3,582)	(2,575)	(2,164)
Interest income (expense), net	$58,501	$9,290	$(1,641)

Other Income (Expense), net

The Company’s other income (expense), net consists of changes in the fair value of equity warrants and investments, foreign currency transaction gains and losses, and allowances for credit losses. The following table provides additional information about the Company’s other income (expense), net (in thousands):

	Fiscal Year
	2023	2022	2021
Change in fair value of equity warrants	$13,079	$(13,340)	$—
Foreign currency transaction gains	285	174	—
Change in fair value of equity investments	(10)	—	—
Other income (expense), net	$13,354	$(13,166)	$—

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

Chewy determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company records interest and penalties related to uncertain tax positions within interest expense and selling, general and administrative expenses, respectively, in the consolidated statements of operations.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. In September 2022, the FASB issued this Accounting Standards Update (“ASU”) which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period. This update became effective at the beginning of the Company’s 2023 fiscal year. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued this ASU to update income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid information. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued this ASU to clarify the guidance when measuring the fair value of an equity security subject to contractual sale restrictions that prohibit the sale of an equity security. This update is effective at the beginning of the Company’s 2024 fiscal year, with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

The following table reconciles the purchase price to the cash paid for the acquisition, net of cash acquired (in thousands):

Purchase price	$43,281
Less: cash acquired	2,881
Cash paid for acquisition of business, net of cash acquired	$40,400

The Petabyte transaction was accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their fair values, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce.

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

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during Fiscal Year 2023. Further, as of January 28, 2024, the Company did not record an allowance for credit losses related to its fixed income securities.

Equity investments in public companies that have readily determinable fair values are carried at fair value and are classified within Level 1 because they are valued using quoted market prices.

Equity warrants are classified within Level 3 because they are valued based on observable and unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. The Company utilized certain valuation techniques such as the Black-Scholes option-pricing model and the Monte Carlo simulation model to determine the fair value of equity warrants. The application of these models requires the use of a number of complex assumptions based on unobservable inputs, including the expected term, expected equity volatility, discounts for lack of marketability, cash flow projections, and probability with respect to vesting requirements.

The following table includes a summary of financial instruments measured at fair value as of January 28, 2024 (in thousands):

	Level 1	Level 2	Level 3
Cash	$602,232	$—	$—
Money market funds	—	—	—
Cash and cash equivalents	602,232	—	—
U.S. Treasury securities	531,592	—	—
Equity investments	193	—	—
Marketable securities	531,785	—	—
Equity warrants	—	—	2,219
Total financial instruments	$1,134,017	$—	$2,219

The following table includes a summary of financial instruments measured at fair value as of January 29, 2023 (in thousands):

	Level 1	Level 2	Level 3
Cash	$301,641	$—	$—
Money market funds	30,000	—	—
Cash and cash equivalents	331,641	—	—
U.S. Treasury securities	346,926	—	—
Equity investments	18	—	—
Marketable securities	346,944	—	—
Equity warrants	—	—	31,622
Total financial instruments	$678,585	$—	$31,622

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

	Fiscal Year
	2023	2022
Beginning balance	$31,622	$—
Equity warrants acquired	—	44,962
Change in fair value of equity warrants	(29,403)	(13,340)
Ending balance	$2,219	$31,622

As of January 28, 2024 and January 29, 2023, the deferred credit subject to vesting requirements recognized within other long-term liabilities in exchange for the equity warrants was $1.9 million and $45.0 million, respectively.

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity warrants as of January 28, 2024:

				Range
	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$2,219	Black-Scholes and Monte Carlo	Probability of vesting	0%	50%	18%

			Equity volatility	35%	85%	77%

5.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	January 28, 2024	January 29, 2023
Furniture, fixtures and equipment	$174,092	$162,618
Computer equipment	75,677	67,849
Internal-use software	183,380	139,082
Leasehold improvements	312,123	246,386
Construction in progress	82,014	93,535
	827,286	709,470
Less: accumulated depreciation and amortization	305,988	230,585
Property and equipment, net	$521,298	$478,885

Internal-use software includes labor and license costs associated with software development for internal use. As of January 28, 2024 and January 29, 2023, the Company had accumulated amortization related to internal-use software of $87.5 million and $57.4 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For Fiscal Year 2023, Fiscal Year 2022, and Fiscal Year 2021, the Company recorded depreciation expense on property and equipment of $75.6 million, $57.5 million, and $40.8 million, respectively, and amortization expense related to internal-use software costs of $30.2 million, $22.4 million, and $14.2 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the consolidated statements of operations.

6.     Identified Intangible Assets

The following table provides information about the Company’s identified intangible assets (in thousands, except for weighted-average remaining life):

	As of January 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (years)
Developed technology	$11,596	$(7,633)	$3,963	1.0
Total intangible assets	$11,596	$(7,633)	$3,963	1.0

For Fiscal Year 2023, Fiscal Year 2022, and Fiscal Year 2021, the Company recorded amortization expense related to intangible assets of $3.9 million, $3.5 million, and $0.3 million, respectively. The future estimated amortization of intangible assets is as follows (in thousands):

Amortization Expense
2024	$3,585
2025	378
Total intangible asset amortization	$3,963

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

International Business Machines Corporation (“IBM”) previously alleged that the Company is infringing four of its patents. On February 15, 2021, the Company filed a declaratory judgment action in the United States District Court for the Southern District of New York (the “District Court”) against IBM seeking the District Court’s declaration that the Company is not infringing the four asserted IBM patents. On April 19, 2021, IBM filed an answer with counterclaims, seeking unspecified damages, including a request that the amount of compensatory damages be trebled, injunctive relief and costs and reasonable attorneys’ fees. On May 24, 2021, IBM filed an amended complaint that included an additional assertion that the Company is infringing a fifth IBM patent. On October 8, 2021, the parties had a claim construction hearing and on November 9, 2021, the claim construction rulings resulted in one of the five patents (the “‘414 patent”) being eliminated from the case.

The parties filed their motions for summary judgment which were fully briefed on February 24, 2022. On April 11, 2022, the District Court granted the Company’s motions for summary judgment that the Company did not infringe three of the patents and that the fourth patent is invalid. On April 29, 2022, IBM filed a notice of appeal in the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) to appeal the District Court’s judgment of non-infringement of certain of the patents. Oral argument for the appeal occurred on October 4, 2023 and a decision by the Federal Circuit was issued on March 5, 2024, which upheld the District Court’s decision except for a claim related to one of the patents (the “849 patent”), which has been remanded for further proceedings. Separately, on May 3, 2023, IBM sent the Company a letter indicating that the ‘414 patent that was invalidated by the District Court was reexamined by the U.S. Patent & Trademark Office and a reexamination certificate was issued. As a result, IBM is asserting that the Company infringes the new claims of the ‘414 patent. The Company continues to deny these allegations and all other allegations of any infringement and intends to vigorously defend itself in these matters.

8.    Debt

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

In addition, the ABL Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess liquidity under the facility is less than the greater of 10% of the maximum borrowing amount and $72.0 million for a certain period of time. The ABL Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type, including an event of default upon a change in control. Based on the Company’s borrowing base as of January 28, 2024, which is reduced by standby letters of credit, the Company had $759.0 million of borrowing capacity under the ABL Credit Facility. As of January 28, 2024, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of January 28, 2024 and January 29, 2023 were not material and were included in property and equipment, net, on the Company’s consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	January 28, 2024	January 29, 2023
Assets
Operating	Operating lease right-of-use assets	$474,617	$423,518
Total operating lease assets		$474,617	$423,518

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$29,003	$27,646
Non-current
Operating	Operating lease liabilities	527,795	471,821
Total operating lease liabilities		$556,798	$499,467

For Fiscal Year 2023 and Fiscal Year 2022, assets acquired in exchange for new operating lease liabilities were $106.3 million and $92.1 million, respectively. Lease expense primarily related to operating lease costs and were included within selling, general and administrative expenses in the consolidated statements of operations. For Fiscal Year 2023, Fiscal Year 2022, and Fiscal Year 2021, the Company recorded lease expense of $104.4 million, $90.9 million, and $79.7 million of which short-term and variable lease payments were $24.8 million, $18.9 million, and $17.7 million respectively.

As of January 28, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 11.8 years and 8.4%, respectively. As of January 29, 2023, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 12.0 years and 8.4%, respectively.

Cash flows used in operating activities related to operating leases were approximately $95.7 million, $76.8 million, and $67.9 million for Fiscal Years 2023, 2022, and 2021, respectively.

The table below presents the maturity of lease liabilities as of January 28, 2024 (in thousands):

Operating Leases
2024	$70,522
2025	77,677
2026	74,844
2027	70,932
2028	71,866
Thereafter	534,553
Total lease payments	900,394
Less: interest	343,596
Present value of lease liabilities	$556,798

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

On January 9, 2024, Buddy Chester Sub LLC converted 12,325,000 shares of the Company’s Class B common stock into Class A common stock and sold such Class A common stock.

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

Preferred Stock

Preferred stock may be issued from time to time by the Company for such consideration as may be fixed by the board of directors. Except as otherwise required by law, holders of any series of preferred stock shall be entitled to only such voting rights, if any, as shall expressly be granted by the Company’s amended and restated certificate of incorporation (including any certificate of designation relating to such series of preferred stock).

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for Fiscal Year 2023 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of January 29, 2023	2,206	$36.22
Granted	500	$26.91
Vested	(1,936)	$35.89
Forfeited	(217)	$37.38
Unvested and outstanding as of January 28, 2024	553	$28.49

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	Fiscal Year
	2023	2022	2021
Weighted average grant-date fair value of PRSUs	$26.91	$43.59	$80.85
Total fair value of vested PRSUs (in millions)	$74.8	$145.5	$318.2

As of January 28, 2024, total unrecognized compensation expense related to unvested PRSUs was $13.7 million and is expected to be recognized over a weighted-average expected performance period of 2.0 years.

During Fiscal Year 2023, Fiscal Year 2022, and Fiscal Year 2021, vesting occurred for 0.1 million, 0.2 million, and 0.2 million PRSUs, respectively, that were previously granted to an employee of PetSmart. For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for Fiscal Year 2023 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of January 29, 2023	10,813	$45.56
Granted	14,228	$31.00
Vested	(4,501)	$45.61
Forfeited	(3,152)	$39.94
Unvested and outstanding as of January 28, 2024	17,388	$34.65

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	Fiscal Year
	2023	2022	2021
Weighted average grant-date fair value of RSUs	$31.00	$41.54	$72.05
Total fair value of vested RSUs (in millions)	$154.6	$47.6	$19.5

As of January 28, 2024, total unrecognized compensation expense related to unvested RSUs was $456.5 million and is expected to be recognized over a weighted-average expected performance period of 2.5 years.

The fair value for RSUs is established based on the market price of the Company’s Class A common stock on the date of grant.

As of January 28, 2024, there were 26.0 million additional shares of Class A common stock reserved for future issuance under the 2022 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	Fiscal Year
	2023	2022	2021
PRSUs	$1,896	$12,710	$27,423
RSUs	237,211	145,412	50,349
Total share-based compensation expense	$239,107	$158,122	$77,772

12.    Income Taxes

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. Income taxes as presented in the Company’s consolidated financial statements have been prepared based on Chewy’s separate return method. As a result of the Transactions, the Company no longer files consolidated or combined state and local income tax returns with affiliates of BC Partners and no longer considers hypothetical net operating losses or credits associated with such income tax returns.

For Fiscal Year 2023 and Fiscal Year 2022, the Company recorded a current income tax provision of $8.7 million and $2.6 million, respectively. For Fiscal Year 2023 and Fiscal Year 2022, the Company’s income tax provisions for the foreign jurisdictions were not material. For Fiscal Year 2021, the Company did not have a current or deferred provision for income taxes for any taxing jurisdiction.

The Company’s effective income tax rate reconciliation is as follows for the periods presented:

	Fiscal Year
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Foreign earnings, net of taxes	2.8%	—%	—%
State income taxes, net of federal tax benefit	(4.1)%	3.8%	10.9%
Change in tax rate	—%	2.5%	(0.2)%
Share-based compensation and other nondeductible expenses	16.8%	(24.4)%	73.0%
Tax credits	(43.7)%	(22.2)%	36.1%
Other	0.9%	3.3%	(0.1)%
Change in valuation allowance	24.2%	21.0%	(140.7)%
Effective rate	17.9%	5.0%	—%

The temporary differences which comprise the Company’s deferred taxes are as follows for the periods presented (in thousands):

	As of
	January 28, 2024	January 29, 2023
Deferred tax assets:
Operating lease liabilities	$144,965	$129,786
Inventories	13,313	10,897
Share-based compensation	32,029	37,085
Accrued expenses and reserves	16,495	13,468
Net operating loss carryforwards	130,382	177,627
Tax credit carryforwards	52,166	40,391
Capitalized research expenditures	122,600	36,535
Other	3,248	7,971
Total deferred tax assets	515,198	453,760
Less: valuation allowance	281,119	230,692
Deferred tax assets, net of valuation allowance	234,079	223,068
Deferred tax liabilities:
Operating lease right-of-use assets	123,563	109,827
Depreciation	101,235	107,014
Prepaids	7,289	6,227
Other	1,992	—
Total deferred tax liabilities	234,079	223,068
Net deferred tax assets	$—	$—

Valuation Allowance

The valuation allowance increased by $50.4 million during Fiscal Year 2023. The increase in the valuation allowance primarily relates to: (i) an increase of $44.6 million relating to current year activity, (ii) an increase of $4.6 million relating to an increase in federal tax credits, and (iii) an increase of $1.2 million relating to miscellaneous adjustments to the Company’s deferred tax assets and liabilities.

Beginning in 2022, the 2017 Tax Cuts and Jobs Act (the “TCJA”) amended Section 174 to eliminate current-year deductibility of research and experimentation (“R&E”), and software development costs, and instead requires taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). As of January 28, 2024, the Company recorded deferred tax assets of $122.6 million, before any valuation allowance, with respect to capitalized R&E expenditures.

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods) in making this assessment. To fully utilize the net operating loss (“NOL”) and tax credit carryforwards the Company will need to generate sufficient future taxable income in each respective jurisdiction. Due to the Company’s history of losses, it is more likely than not that its deferred tax assets will not be realized as of January 28, 2024. Accordingly, the Company has established a full valuation allowance on its net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To the extent that a valuation allowance has been established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the valuation allowance will be released.

The following summarizes the activity related to valuation allowances on deferred tax assets (in thousands):

	Fiscal Year
	2023	2022	2021
Valuation allowance, as of beginning of period	$230,692	$217,032	$124,012
Valuation allowances established	50,434	14,970	93,199
Changes to existing valuation allowances	(7)	(1,310)	(179)
Valuation allowance, as of end of period	$281,119	$230,692	$217,032
Net Operating Loss and Tax Credit Carryforwards

As of January 28, 2024, the Company had federal, state, and foreign NOL carryforwards of $492.7 million, $488.1 million and $20.4 million, respectively. The federal NOL carryforwards have no expiration and can only be used to offset 80% of the Company’s future taxable income. The state NOL carryforwards include $210.6 million with definitive expiration dates and $277.5 million with no expiration. The state NOLs are presented as an apportioned amount. The foreign NOL carryforwards have a 20-year expiration and can be used to offset 100% of the Company’s future taxable income.

As of January 28, 2024, the Company recorded deferred tax assets of $130.4 million, before any valuation allowance, with respect to federal and state NOL carryforwards. These deferred tax assets expire as follows (in thousands):

2024	$91
2025	3
2026	64
2032	13
2033	128
Thereafter	15,359
Indefinite	114,724
Total loss carryforwards	$130,382

The Company participates in various federal and state credit programs which provide credits against current and future tax liabilities. Credits not used in the current year are carried forward to future years.

As of January 28, 2024, the Company recorded a deferred tax asset of $52.2 million, before any valuation allowance, with respect to federal and state tax credit carryforwards. These deferred tax assets expire as follows (in thousands):

Year of Expiration	Research and Development	Work Opportunity	Quality Jobs Tax Credit	Total
2025	$—	$—	$128	$128
2026	90	—	183	273
2027	217	—	213	430
2038	17	—	—	17
2040	—	417	—	417
2041	7,775	1,142	—	8,917
2042	16,267	2,096	—	18,363
2043	23,621	—	—	23,621
	$47,987	$3,655	$524	$52,166

Uncertain Tax Positions

In connection with the Transactions, the Company became obligor on $19.7 million of unrecognized tax benefits, inclusive of $1.4 million in interest through Fiscal Year 2023, which is fully indemnified by affiliates of BC Partners and will not have a material impact to the Company’s effective tax rate. The Company does not expect changes in the unrecognized tax benefits within the next 12 months that would have a material impact to its consolidated financial statements. The Company is no longer subject to U.S. state, or local tax examinations by tax authorities for years prior to Fiscal Year 2021 other than a few exceptions.

The following table provides a summary of gross unrecognized income tax benefits (in thousands):

	Fiscal Year
	2023	2022	2021
Beginning balance	$—	$—	$—
Additions due to parent reorganization transaction	18,298	—	—
Ending balance	$18,298	$—	$—

Tax Sharing Agreement
The tax sharing agreement entered into between the Company, PetSmart, and Argos Holdco during Fiscal Year 2019 was terminated by all parties to the agreement on October 30, 2023 in connection with the Transactions. No remaining obligations exist between the parties.
During Fiscal Years 2023 and 2022, the Company paid $10.3 million and $2.8 million, respectively, pursuant to the tax sharing agreement. As of January 29, 2023, the Company had a payable related to the tax sharing agreement of $5.3 million.
Income Tax Payments and Liabilities

In connection with the Transactions, Chewy assumed $1.9 billion in income taxes which were fully indemnified by affiliates of BC Partners. During Fiscal Year 2023, the Company paid $1.8 billion in federal and state income taxes relating to the taxes assumed in connection with the Transactions and had an income tax payable of $108.9 million on such assumed income taxes as of January 28, 2024.

With respect to income taxes other than the Transactions, the Company paid $5.0 million in federal, state, and foreign income taxes during Fiscal Year 2023 and had an income tax payable of $4.4 million as of January 28, 2024.

Inflation Reduction Act

On August 16, 2022, the U.S enacted the Inflation Reduction Act which introduced new tax provisions, including a 15% corporate alternative minimum tax, a 1% excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. These provisions did not have a material impact on the Company’s consolidated financial statements during Fiscal Year 2023 and the Company does not expect a material impact in future years.

13.    Earnings (Loss) per Share

Basic and diluted earnings (loss) per share attributable to the Company’s common stockholders are presented using the two-class method required for participating securities. Under the two-class method, net income (loss) attributable to the Company’s common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings for the periods presented are calculated as net income (loss) less distributed earnings. Undistributed earnings are allocated proportionally to the Company’s common Class A and Class B stockholders as both classes are entitled to share equally, on a per share basis, in dividends and other distributions. Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) attributable to the Company’s common stockholders by the weighted-average shares outstanding during the period.

The following table sets forth basic and diluted earnings (loss) per share attributable to the Company’s common stockholders for the periods presented (in thousands, except per share data):

	Fiscal Year
	2023	2022	2021
Basic and diluted earnings (loss) per share
Numerator
Earnings (loss) attributable to common Class A and Class B stockholders	$39,580	$49,899	$(75,207)
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	429,457	422,331	417,218
Effect of dilutive share-based awards	2,583	5,439	—
Diluted	432,040	427,770	417,218
Anti-dilutive share-based awards excluded from diluted common shares	11,058	5,377	9,773
Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.09	$0.12	$(0.18)
Diluted	$0.09	$0.12	$(0.18)

14.    Certain Relationships and Related Party Transactions
As of January 28, 2024, the Company had a receivable from affiliates of BC Partners of $48.3 million with respect to the indemnification for certain tax liabilities in connection with the Transactions, which was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets.

As of January 28, 2024, the Company did not have any amounts due to/from PetSmart. As of January 29, 2023, the Company had a net payable to PetSmart of $60.3 million, which was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets; the majority of this balance was extinguished as the result of a $54.7 million noncash settlement during Fiscal Year 2023.

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
As of the end of the period covered by this 10-K Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 28, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of January 28, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 28, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended January 28, 2024.

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

To the Board of Directors and the Stockholders of Chewy, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chewy, Inc. and subsidiaries (the “Company”) as of January 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended January 28, 2024, of the Company and our report dated March 20, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Miami, Florida
March 20, 2024

We have served as the Company’s auditor since 2017.

Item 9B. Other Information

Rule 10b5-1 Plan Elections

During the thirteen weeks ended January 28, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the text found in this Annual Report on Form 10-K under the caption, “Information About Our Executive Officers”. The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from the sections titled “Board of Directors and Corporate Governance — Board of Directors,” “Security Ownership Information — Delinquent Section 16(a) Reports,” “Board of Directors and Corporate Governance — Corporate Governance Guidelines and Code of Conduct and Ethics,” and “Board of Directors and Corporate Governance — Board Committees” from our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2023.

Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from the sections titled “Board of Directors and Corporate Governance — Director Compensation,” “Named Executive Officer Compensation — Compensation Discussion and Analysis,” “Named Executive Officer Compensation — Compensation Tables,” “Named Executive Officer Compensation — Employment Agreements and Potential Payments Upon Termination or Change in Control,” “Named Executive Officer Compensation — Compensation Related Risks,” “Named Executive Officer Compensation — CEO Pay Ratio,” “Board of Directors and Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” and “Named Executive Officer Compensation — Compensation Committee Report” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from the sections titled “Named Executive Officer Compensation — Compensation Tables — Equity Compensation Plan Information” and “Security Ownership Information — Security Ownership of Certain Beneficial Owners and Management” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from the sections titled “Board of Directors and Corporate Governance — Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance — Director Independence” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2023.
Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from the sections titled “Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” and “Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2023.

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

Exhibit No.		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 30, 2023, by and among Chewy, Inc., Chewy Kentucky Holding, LLC, Buddy Chester Sub Parent Holdco, Inc. and, solely for the purposes of certain articles identified therein, Buddy Chester Sub LLC.	8-K	001-38936	2.1	October 30, 2023
3.1.1	Amended and Restated Certificate of Incorporation of Chewy Inc.	8-K	001-38936	3.1	June 18, 2019
3.1.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Chewy, Inc.	8-K	001-38936	3.1	July 20, 2023
3.2	Amended and Restated Bylaws of Chewy, Inc.	8-K	001-38936	3.2	April 12, 2023
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	*Form of Director and Officer Indemnification Agreement	S-1/A	333-231095	10.2	June 3, 2019
10.2	*Chewy, Inc. 2019 Omnibus Incentive Plan	S-8	333-232188	4.1	June 18, 2019
10.3	*Form of Restricted Stock Unit Agreement	S-1/A	333-231095	10.11	June 3, 2019
10.4	*Amended and Restated Executive Employment Agreement, dated June 1, 2019, between Sumit Singh and Chewy, Inc.	S-1/A	333-231095	10.8	June 3, 2019
10.5	*Amended and Restated Offer Letter, dated January 8, 2024, between David Reeder and Chewy Inc.					X
10.6	*Executive Employment Agreement, dated June 2, 2019, between Mario Marte and Chewy, Inc.	S-1/A	333-231095	10.14	June 3, 2019
10.7	*Executive Employment Agreement, dated June 2, 2019, between Susan Helfrick and Chewy, Inc.	S-1/A	333-231095	10.13	June 3, 2019
10.8	Amended and Restated Investor Rights Agreement, dated as of October 30, 2023, by and among Chewy, Inc. and certain holders identified therein.	8-K	001-38936	10.1	October 30, 2023
10.9	ABL Credit Agreement dated as of June 18, 2019, among Chewy Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders (as defined therein) party thereto	8-K	001-38936	10.4	June 18, 2019
10.10	Amendment No. 1 to the ABL Credit Agreement, dated as of August 27, 2021, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent.	8-K	001-38936	10.1	September 1, 2021
10.11	Amendment No. 2 to the ABL Credit Agreement, dated as of January 26, 2023, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.	8-K	001-38936	10.1	February 1, 2023
10.12	*Chewy, Inc. 2022 Omnibus Incentive Plan	DEF 14A	001-38936	Filed as Appendix B	May 26, 2022
10.13	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.1	May 31, 2023
10.14	*Form of Restricted Stock Unit Agreement	10-Q	001-38936	10.2	May 31, 2023
10.15	*Form of Director Restricted Stock Unit Agreement	10-Q	001-38936	10.1	August 30, 2023
10.16	*Director Deferred Compensation Plan	10-Q	001-38936	10.2	December 6, 2023
10.17	*Executive Deferred Compensation Plan	10-Q	001-38936	10.3	December 6, 2023
21.1	Significant Subsidiaries of Chewy, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
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
						X
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Chewy, Inc. Clawback Policy					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEWY, INC.

Date:	March 20, 2024	By:	/s/ David Reeder
David Reeder
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sumit Singh	Chief Executive Officer and Director	March 20, 2024
Sumit Singh	(Principal Executive Officer)

/s/ David Reeder	Chief Financial Officer	March 20, 2024
David Reeder	(Principal Financial Officer)

/s/ Stacy Bowman	Chief Accounting Officer	March 20, 2024
Stacy Bowman	(Principal Accounting Officer)

/s/ Raymond Svider	Chairman of the Board of Directors	March 20, 2024
Raymond Svider

/s/ Fahim Ahmed	Director	March 20, 2024
Fahim Ahmed

/s/ Mathieu Bigand	Director	March 20, 2024
Mathieu Bigand

/s/ Marco Castelli	Director	March 20, 2024
Marco Castelli

/s/ Michael Chang	Director	March 20, 2024
Michael Chang

/s/ Kristine Dickson	Director	March 20, 2024
Kristine Dickson

/s/ David Leland	Director	March 20, 2024
David Leland

/s/ James Nelson	Director	March 20, 2024
James Nelson

/s/ Martin H. Nesbitt	Director	March 20, 2024
Martin H. Nesbitt

/s/ Lisa Sibenac	Director	March 20, 2024
Lisa Sibenac

/s/ James A. Star	Director	March 20, 2024
James A. Star