Form 10-Q
period 2024-04-28
Chewy, Inc.
filed 2024-05-29
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of May 22, 2024
Class A Common Stock, $0.01 par value per share	137,046,700
Class B Common Stock, $0.01 par value per share	298,863,356

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended April 28, 2024

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our share repurchase program, our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to, our ability to:
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
•manage our growth effectively;
•maintain positive perceptions of the Company and preserve, grow and leverage the value of our reputation and our brand;
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

You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current assumptions, expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024, our subsequent quarterly reports, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	April 28, 2024	January 28, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,134,629	$602,232
Marketable securities	3,490	531,785
Accounts receivable	172,209	154,043
Inventories	752,335	719,273
Prepaid expenses and other current assets	63,499	97,015
Total current assets	2,126,162	2,104,348
Property and equipment, net	524,850	521,298
Operating lease right-of-use assets	466,300	474,617
Goodwill	39,442	39,442
Other non-current assets	44,294	47,146
Total assets	$3,201,048	$3,186,851
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,143,725	$1,104,940
Accrued expenses and other current liabilities	852,392	1,005,937
Total current liabilities	1,996,117	2,110,877
Operating lease liabilities	519,312	527,795
Other long-term liabilities	42,703	37,935
Total liabilities	2,558,132	2,676,607
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of April 28, 2024 and January 28, 2024	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 136,495,974 and 132,913,046 shares issued and outstanding as of April 28, 2024 and January 28, 2024, respectively	1,365	1,329
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 298,863,356 shares issued and outstanding as of April 28, 2024 and January 28, 2024	2,989	2,989
Additional paid-in capital	2,547,321	2,481,984
Accumulated deficit	(1,908,755)	(1,975,652)
Accumulated other comprehensive loss	(4)	(406)
Total stockholders’ equity	642,916	510,244
Total liabilities and stockholders’ equity	$3,201,048	$3,186,851
See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	April 28, 2024	April 30, 2023
Net sales	$2,877,725	$2,790,639
Cost of goods sold	2,023,733	1,997,783
Gross profit	853,992	792,856
Operating expenses:
Selling, general and administrative	602,561	584,389
Advertising and marketing	186,815	183,733
Total operating expenses	789,376	768,122
Income from operations	64,616	24,734
Interest income, net	14,523	8,016
Other expense, net	(759)	(8,888)
Income before income tax provision	78,380	23,862
Income tax provision	11,483	1,003
Net income	$66,897	$22,859

Comprehensive income:
Net income	$66,897	$22,859
Foreign currency translation adjustments	402	—
Comprehensive income	$67,299	$22,859

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.15	$0.05
Diluted	$0.15	$0.05
Weighted-average common shares used in computing earnings per share:
Basic	434,873	426,852
Diluted	436,424	430,471

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	13 Weeks Ended April 28, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 28, 2024	431,776	$4,318	$2,481,984	$(1,975,652)	$(406)	$510,244
Share-based compensation expense	—	—	65,385	—	—	65,385
Vesting of share-based compensation awards	3,583	36	(36)	—	—	—
Tax withholdings for share-based compensation awards	—	—	(12)	—	—	(12)
Net income	—	—	—	66,897	—	66,897
Other comprehensive income	—	—	—	—	402	402
Balance as of April 28, 2024	435,359	$4,354	$2,547,321	$(1,908,755)	$(4)	$642,916

	13 Weeks Ended April 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 29, 2023	425,349	$4,253	$2,171,247	$(2,015,232)	$—	$160,268
Share-based compensation expense	—	—	48,553	—	—	48,553
Vesting of share-based compensation awards	1,759	18	(18)	—	—	—
Tax sharing agreement with related parties	—	—	(2,326)	—	—	(2,326)
Net income	—	—	—	22,859	—	22,859
Balance as of April 30, 2023	427,108	$4,271	$2,217,456	$(1,992,373)	$—	$229,354

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	13 Weeks Ended
	April 28, 2024	April 30, 2023
Cash flows from operating activities
Net income	$66,897	$22,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,000	28,898
Share-based compensation expense	65,385	48,553
Non-cash lease expense	8,004	11,933
Change in fair value of equity warrants and investments	926	8,948
Unrealized foreign currency losses, net	633	—
Other	(1,929)	489
Net change in operating assets and liabilities:
Accounts receivable	(18,188)	(25,807)
Inventories	(33,147)	(54,260)
Prepaid expenses and other current assets	(8,467)	(10,699)
Other non-current assets	250	298
Trade accounts payable	38,798	82,085
Accrued expenses and other current liabilities	(58,325)	38,724
Operating lease liabilities	(8,197)	(5,229)
Other long-term liabilities	1,297	1,920
Net cash provided by operating activities	81,937	148,712
Cash flows from investing activities
Capital expenditures	(29,299)	(21,573)
Purchases of marketable securities	—	(394,098)
Proceeds from maturities of marketable securities	535,000	350,000
Cash paid for acquisition of business, net of cash acquired	—	(367)
Net cash provided by (used in) investing activities	505,701	(66,038)
Cash flows from financing activities
Income taxes paid for, net of proceeds from, parent reorganization transaction	(54,793)	—
Principal repayments of finance lease obligations	(262)	(175)
Payments for tax withholdings related to vesting of share-based compensation awards	(12)	—
Payments for tax sharing agreement with related parties	—	(3,761)
Payment of debt modification costs	—	(175)
Net cash used in financing activities	(55,067)	(4,111)
Effect of exchange rate changes on cash and cash equivalents	(174)	—
Net increase in cash and cash equivalents	532,397	78,563
Cash and cash equivalents, as of beginning of period	602,232	331,641
Cash and cash equivalents, as of end of period	$1,134,629	$410,204

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively “Chewy” or the “Company”) is a pure play e-commerce business geared toward pet products and services for dogs, cats, fish, birds, small pets, horses, and reptiles. Chewy serves its customers through its websites and its mobile applications and focuses on delivering exceptional customer service, competitive prices, outstanding convenience (including Chewy’s Autoship subscription program, fast shipping, and hassle-free returns), and a large selection of high-quality pet food, treats and supplies, and pet healthcare products.

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”). In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended April 28, 2024 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2024 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2024 (“10-K Report”).

In connection with the Transactions described in Note 1 – Description of Business, the Company has provided recasted condensed consolidated financial statements and related notes for the historical comparative periods in this 10-Q Report reflecting the operations of Chewy Pharmacy KY as part of the Company’s condensed consolidated financial statements. The recasted financial information was accounted for as a common control transaction, with Chewy Pharmacy KY’s net assets transferred at the previous parent company’s historical basis.

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2024 fiscal year ends on February 2, 2025 and is a 53-week year. The Company’s 2023 fiscal year ended January 28, 2024 and was a 52-week year.

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

Key estimates relate primarily to determining the net realizable value for inventory, valuation allowances with respect to deferred tax assets, contingencies, self-insurance accruals, evaluation of sales tax positions, and the valuation and assumptions underlying share-based compensation and equity warrants. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	April 28, 2024	January 28, 2024
Outbound fulfillment	$416,390	$491,251
Advertising and marketing	141,029	106,339
Payroll liabilities	44,539	83,880
Accrued expenses and other	250,434	324,467
Total accrued expenses and other current liabilities	$852,392	$1,005,937

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

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense in relation to its borrowing facilities, finance leases, and uncertain tax positions. The following table provides additional information about the Company’s interest income (expense), net (in thousands):

	13 Weeks Ended
	April 28, 2024	April 30, 2023
Interest income	$15,858	$8,878
Interest expense	(1,335)	(862)
Interest income, net	$14,523	$8,016

Other Income (Expense), net

The Company’s other income (expense), net consists of: (i) changes in the fair value of equity warrants, investments, and tax indemnification receivables, (ii) foreign currency transaction gains and losses, and (iii) allowances for credit losses. The following table provides additional information about the Company’s other income (expense), net (in thousands):

	13 Weeks Ended
	April 28, 2024	April 30, 2023
Change in fair value of equity warrants	$(683)	$(8,934)
Foreign currency transaction (losses) gains	(527)	60
Change in fair value of equity investments	(40)	(14)
Change in fair value of tax indemnification receivables	491	—
Other expense, net	$(759)	$(8,888)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. In June 2022, the FASB issued this Accounting Standards Update (“ASU”) to clarify the guidance when measuring the fair value of an equity security subject to contractual sale restrictions that prohibit the sale of an equity security. This update became effective at the beginning of the Company’s 2024 fiscal year. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen weeks ended April 28, 2024. Further, as of April 28, 2024, the Company did not record an allowance for credit losses related to its fixed income securities.

Vested equity warrants and equity investments in public companies that have readily determinable fair values are carried at fair value and are classified as marketable securities within Level 1 because they are valued using quoted market prices.

Unvested equity warrants are classified within Level 3 of the fair value hierarchy as they are valued based on observable and unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. The Company utilized certain valuation techniques, such as the Black-Scholes option-pricing model and the Monte Carlo simulation model, to determine the fair value of unvested equity warrants. The application of these models requires the use of a number of complex assumptions based on unobservable inputs, including the expected term, expected equity volatility, discounts for lack of marketability, cash flow projections, and probability with respect to vesting requirements. Equity warrants are transferred from Level 3 to Level 1 of the fair value hierarchy upon vesting as they are no longer valued based on unobservable inputs.

The following table includes a summary of financial instruments measured at fair value as of April 28, 2024 (in thousands):

	Level 1	Level 2	Level 3
Cash	$886,228	$—	$—
U.S. Treasury securities	248,401	—	—
Cash and cash equivalents	1,134,629	—	—
Vested equity warrants	3,251	—	—
Equity investments	239	—	—
Marketable securities	3,490	—	—
Unvested equity warrants	—	—	1,843
Total financial instruments	$1,138,119	$—	$1,843

The following table includes a summary of financial instruments measured at fair value as of January 28, 2024 (in thousands):

	Level 1	Level 2	Level 3
Cash	$602,232	$—	$—
Money market funds	—	—	—
Cash and cash equivalents	602,232	—	—
U.S. Treasury securities	531,592	—	—
Equity investments	193	—	—
Marketable securities	531,785	—	—
Unvested equity warrants	—	—	2,219
Total financial instruments	$1,134,017	$—	$2,219

As of April 28, 2024 and January 28, 2024, the deferred credit subject to vesting and performance requirements recognized within other long-term liabilities in exchange for the equity warrants was $5.1 million and $1.9 million, respectively.

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

	13 Weeks Ended
	April 28, 2024	April 30, 2023
Beginning balance	$2,219	$31,622
Change in fair value of unvested equity warrants	2,875	(8,934)
Equity warrants vested	(3,251)	—
Ending balance	$1,843	$22,688

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the unvested equity warrants as of April 28, 2024 (in thousands):

				Range
	Fair Value	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$1,843	Black-Scholes and Monte Carlo	Probability of vesting	0%	25%	17%

			Equity volatility	35%	80%	73%

4.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	April 28, 2024	January 28, 2024
Furniture, fixtures and equipment	$186,230	$174,092
Computer equipment	76,005	75,677
Internal-use software	196,003	183,380
Leasehold improvements	316,449	312,123
Construction in progress	82,858	82,014
	857,545	827,286
Less: accumulated depreciation and amortization	332,695	305,988
Property and equipment, net	$524,850	$521,298

Internal-use software includes labor and license costs associated with software development for internal use. As of April 28, 2024 and January 28, 2024, the Company had accumulated amortization related to internal-use software of $96.4 million and $87.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended April 28, 2024 and April 30, 2023, the Company recorded depreciation expense on property and equipment of $18.1 million and $21.3 million, respectively, and amortization expense related to internal-use software costs of $8.9 million and $6.6 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The parties filed their motions for summary judgment which were fully briefed on February 24, 2022. On April 11, 2022, the District Court granted the Company’s motions for summary judgment that the Company did not infringe three of the patents and that the fourth patent is invalid. On April 29, 2022, IBM filed a notice of appeal in the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) to appeal the District Court’s judgment of non-infringement of certain of the patents. Oral argument for the appeal occurred on October 4, 2023 and a decision by the Federal Circuit was issued on March 5, 2024, which upheld the District Court’s decision except for a claim related to one of the patents (the “849 patent”), which has been remanded for further proceedings. Separately, on May 3, 2023, IBM sent the Company a letter indicating that the ‘414 patent that was invalidated by the District Court was reexamined by the U.S. Patent & Trademark Office and a reexamination certificate was issued. On March 25, 2024, the parties filed a joint stipulation of voluntary dismissal of all claims and counterclaims.

6.    Debt

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

The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of April 28, 2024, which is reduced by standby letters of credit, the Company had $759.4 million of borrowing capacity under the ABL Credit Facility. As of April 28, 2024 and January 28, 2024, the Company had no outstanding borrowings under the ABL Credit Facility, respectively.

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

The Company’s finance leases as of April 28, 2024 and January 28, 2024 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	April 28, 2024	January 28, 2024
Assets
Operating	Operating lease right-of-use assets	$466,300	$474,617
Total operating lease assets		$466,300	$474,617
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$30,394	$29,003
Non-current
Operating	Operating lease liabilities	519,312	527,795
Total operating lease liabilities		$549,706	$556,798

For the thirteen weeks ended April 28, 2024, there were no assets acquired in exchange for new operating lease liabilities. For the thirteen weeks ended April 30, 2023, assets acquired in exchange for new operating lease liabilities were $33.7 million. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended April 28, 2024 and April 30, 2023 was $26.3 million and $26.1 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $25.6 million and $21.1 million for the thirteen weeks ended April 28, 2024 and April 30, 2023, respectively.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirteen weeks ended April 28, 2024 (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 28, 2024	17,388	$34.65
Granted	21,717	$16.12
Vested	(3,546)	$35.80
Forfeited	(1,209)	$34.64
Unvested and outstanding as of April 28, 2024	34,350	$22.82

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	13 Weeks Ended
	April 28, 2024	April 30, 2023
Weighted average grant-date fair value of RSUs	$16.12	$35.21
Total fair value of vested RSUs (in millions)	$62.7	$74.9

As of April 28, 2024, total unrecognized compensation expense related to unvested RSUs was $700.7 million and is expected to be recognized over a weighted-average expected performance period of 2.9 years.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirteen weeks ended April 28, 2024 (in thousands, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 28, 2024	553	$28.49
Granted	1,615	$16.93
Vested	(37)	$38.50
Forfeited	(51)	$37.45
Unvested and outstanding as of April 28, 2024	2,080	$19.10

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	13 Weeks Ended
	April 28, 2024	April 30, 2023
Weighted average grant-date fair value of PRSUs	$16.93	$35.21
Total fair value of vested PRSUs (in millions)	$0.6	$3.5

As of April 28, 2024, total unrecognized compensation expense related to unvested PRSUs was $34.7 million and is expected to be recognized over a weighted-average expected performance period of 2.5 years.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of the Company’s Class A common stock on the date of grant.

As of April 28, 2024, there were 2.8 million additional shares of Class A common stock reserved for future issuance under the 2022 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended
	April 28, 2024	April 30, 2023
RSUs	$64,057	$49,953
PRSUs	1,328	(1,400)
Total share-based compensation expense	$65,385	$48,553

9.    Income Taxes

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company had a current income tax provision during the thirteen weeks ended April 28, 2024 and April 30, 2023 of $11.5 million and $1.0 million, respectively.

As of April 28, 2024 and January 28, 2024, the Company maintained a full valuation allowance of $281.1 million against its net deferred tax assets, including $275.7 million related to its U.S. entities, and expects to continue to maintain such valuation allowance until the Company determines that it has sufficient taxable income to support the utilization of all or some portion of the allowance. Based on the Company’s assessment of current earnings and anticipated future earnings, there is a reasonable possibility that the Company will have sufficient taxable income to release a significant portion of the valuation allowance related to its U.S. entities within the next 12 months. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a reduction in income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change based on the level of profitability that the Company is able to achieve.

In connection with the Transactions, Chewy assumed $1.9 billion in income taxes which were fully indemnified by affiliates of BC Partners. During the thirteen weeks ended April 28, 2024, the Company paid $96.1 million in federal and state income taxes relating to the preceding and had an income tax payable of $12.8 million and $108.9 million as of April 28, 2024 and January 28, 2024, respectively.

10.    Earnings per Share

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

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended
	April 28, 2024	April 30, 2023
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$66,897	$22,859
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	434,873	426,852
Effect of dilutive share-based awards	1,551	3,619
Diluted	436,424	430,471
Anti-dilutive share-based awards excluded from diluted common shares	12,038	5,176
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.15	$0.05
Diluted	$0.15	$0.05

11.    Certain Relationships and Related Party Transactions

As of April 28, 2024 and January 28, 2024, the Company had a receivable from affiliates of BC Partners of $7.0 million and $48.3 million, respectively, with respect to future tax payments in connection with the Transactions, which was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

As of April 28, 2024 and January 28, 2024, the Company had a receivable from affiliates of BC Partners of $20.2 million and $19.7 million, respectively, with respect to the indemnification for certain tax liabilities in connection with the Transactions, which was included in other non-current assets on the Company’s condensed consolidated balance sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2024 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-Q Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Overview

We are the largest pure-play pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and services, as well as the around-the-clock convenience, that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products and expanded menu of service offerings, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and partners and continually develop innovative ways for our customers to engage with us. We partner with approximately 3,500 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our website and mobile applications, we offer our customers approximately 115,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

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

We are unable to predict the duration and ultimate impact of evolving macroeconomic conditions on the broader economy or our operations and liquidity. As such, macroeconomic risks and uncertainties remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” in this 10-Q Report and in the section titled “Risk Factors” in Item 1A of our 10-K Report.

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2024 fiscal year ends on February 2, 2025 and is a 53-week year. Our 2023 fiscal year ended January 28, 2024 and was a 52-week year.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	13 Weeks Ended
(in thousands, except net sales per active customer, per share data, and percentages)	April 28, 2024	April 30, 2023	% Change
Financial and Operating Data
Net sales	$2,877,725	$2,790,639	3.1%
Net income (1)	$66,897	$22,859	192.7%
Net margin	2.3%	0.8%
Adjusted EBITDA (2)	$162,924	$110,873	46.9%
Adjusted EBITDA margin (2)	5.7%	4.0%
Adjusted net income (2)	$137,064	$87,927	55.9%
Earnings per share, basic and diluted (1)	$0.15	$0.05	200.0%
Adjusted earnings per share, basic (2)	$0.32	$0.21	52.4%
Adjusted earnings per share, diluted (2)	$0.31	$0.20	55.0%
Net cash provided by operating activities	$81,937	$148,712	(44.9)%
Free cash flow (2)	$52,638	$127,139	(58.6)%
Active customers	19,988	20,419	(2.1)%
Net sales per active customer	$562	$513	9.6%
Autoship customer sales	$2,232,886	$2,098,271	6.4%
Autoship customer sales as a percentage of net sales	77.6%	75.2%
(1) Includes share-based compensation expense and related taxes of $69.5 million for the thirteen weeks ended April 28, 2024, compared to $53.8 million for the thirteen weeks ended April 30, 2023.
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

The following table presents a reconciliation of net income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated:

(in thousands, except percentages)	13 Weeks Ended
Reconciliation of Net Income to Adjusted EBITDA	April 28, 2024	April 30, 2023
Net income	$66,897	$22,859
Add (deduct):
Depreciation and amortization	28,000	28,898
Share-based compensation expense and related taxes	69,484	53,777
Interest income, net	(14,523)	(8,016)
Change in fair value of equity warrants	683	8,934
Income tax provision	11,483	1,003
Exit costs	—	2,357
Transaction related costs	(10)	—
Other	910	1,061
Adjusted EBITDA	$162,924	$110,873
Net sales	$2,877,725	$2,790,639
Net margin	2.3%	0.8%
Adjusted EBITDA margin	5.7%	4.0%

Adjusted Net Income (Loss) and Adjusted Basic and Diluted Earnings (Loss) per Share

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share, which represent non-GAAP financial measures. We calculate adjusted net income (loss) as net income (loss) excluding share-based compensation expense and related taxes, changes in the fair value of equity warrants, and severance and exit costs. We calculate adjusted basic and diluted earnings (loss) per share by dividing adjusted net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period. We have provided a reconciliation below of adjusted net income to net income, the most directly comparable GAAP financial measure.

We have included adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share in this 10-Q Report because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable gains and losses that do not represent a component of our core business operations. We believe it is useful to exclude non-cash share-based compensation expense because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude changes in the fair value of equity warrants because the variability of equity warrant gains and losses is not representative of our underlying operations. We believe it is useful to exclude severance and exit costs because these expenses represent temporary initiatives to realign resources and enhance operational efficiency, which are not components of our core business operations. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated:

(in thousands, except per share data)	13 Weeks Ended
Reconciliation of Net Income to Adjusted Net Income	April 28, 2024	April 30, 2023
Net income	$66,897	$22,859
Add:
Share-based compensation expense and related taxes	69,484	53,777
Change in fair value of equity warrants	683	8,934
Exit costs	—	2,357
Adjusted net income	$137,064	$87,927
Weighted-average common shares used in computing earnings per share and adjusted earnings per share:
Basic	434,873	426,852
Effect of dilutive share-based awards	1,551	3,619
Diluted	436,424	430,471
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.15	$0.05
Diluted	$0.15	$0.05
Adjusted basic	$0.32	$0.21
Adjusted diluted	$0.31	$0.20

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

(in thousands)	13 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	April 28, 2024	April 30, 2023
Net cash provided by operating activities	$81,937	$148,712
Deduct:
Capital expenditures	(29,299)	(21,573)
Free Cash Flow	$52,638	$127,139

Free cash flow may be affected in the near to medium term by the timing of capital investments (such as the launch of new fulfillment centers, pharmacy facilities, veterinary clinics, customer service infrastructure, and corporate offices and purchases of IT and other equipment), fluctuations in our growth and the effect of such fluctuations on working capital, and changes in our cash conversion cycle due to increases or decreases of vendor payment terms as well as inventory turnover.

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

Interest Income (Expense), net

We generate interest income from our cash and cash equivalents and marketable securities. We incur interest expense in relation to our borrowing facilities, finance leases, and uncertain tax positions.

Other Income (Expense), net

Our other income (expense), net consists of changes in the fair value of equity warrants, investments, and tax indemnification receivables, foreign currency transaction gains and losses, and allowances for credit losses.

Results of Consolidated Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

	13 Weeks Ended
				% of net sales
(in thousands, except percentages)	April 28, 2024	April 30, 2023	% Change	April 28, 2024	April 30, 2023
Consolidated Statements of Operations
Net sales	$2,877,725	$2,790,639	3.1%	100.0%	100.0%
Cost of goods sold	2,023,733	1,997,783	1.3%	70.3%	71.6%
Gross profit	853,992	792,856	7.7%	29.7%	28.4%
Operating expenses:
Selling, general and administrative	602,561	584,389	3.1%	20.9%	20.9%
Advertising and marketing	186,815	183,733	1.7%	6.5%	6.6%
Total operating expenses	789,376	768,122	2.8%	27.4%	27.5%
Income from operations	64,616	24,734	161.2%	2.2%	0.9%
Interest income, net	14,523	8,016	81.2%	0.5%	0.3%
Other expense, net	(759)	(8,888)	91.5%	(0.0)%	(0.3)%
Income before income tax provision	78,380	23,862	228.5%	2.7%	0.9%
Income tax provision	11,483	1,003	n/m	0.4%	0.0%
Net income	$66,897	$22,859	192.7%	2.3%	0.8%
n/m - not meaningful

Thirteen Weeks Ended April 28, 2024 Compared to Thirteen Weeks Ended April 30, 2023

Net Sales

	13 Weeks Ended
(in thousands, except percentages)	April 28, 2024	April 30, 2023	$ Change	% Change
Consumables	$2,046,912	$2,004,384	$42,528	2.1%
Hardgoods	304,725	311,115	(6,390)	(2.1)%
Other	526,088	475,140	50,948	10.7%
Net sales	$2,877,725	$2,790,639	$87,086	3.1%

Net sales for the thirteen weeks ended April 28, 2024 increased by $87.1 million, or 3.1%, to $2.9 billion compared to $2.8 billion for the thirteen weeks ended April 30, 2023. This increase was primarily driven by growth in customer spending from both new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $49, or 9.6%, in the thirteen weeks ended April 28, 2024 compared to the thirteen weeks ended April 30, 2023, driven by growth across our healthcare and specialty businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended April 28, 2024 increased by $26.0 million, or 1.3%, to $2.0 billion compared to $2.0 billion in the thirteen weeks ended April 30, 2023. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network.

Gross profit for the thirteen weeks ended April 28, 2024 increased by $61.1 million, or 7.7%, to $854.0 million compared to $792.9 million in the thirteen weeks ended April 30, 2023. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended April 28, 2024 increased by 130 basis points compared to the thirteen weeks ended April 30, 2023, primarily due to margin expansion across our consumables, healthcare and private brands businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended April 28, 2024 increased by $18.2 million, or 3.1%, to $602.6 million compared to $584.4 million in the thirteen weeks ended April 30, 2023. This was primarily due to an increase of $15.7 million in non-cash share-based compensation expense and related taxes as well as an increase of $5.0 million in facilities expenses and other general and administrative expenses, principally due to business growth and new initiatives at our corporate offices in Seattle, Washington, Boston, Massachusetts, and Plantation, Florida, as well as costs associated with the launch of operations in Canada, partially offset by a decrease of $2.5 million in fulfillment costs attributable to automation and supply chain efficiencies within our fulfillment network.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended April 28, 2024 increased by $3.1 million, or 1.7%, to $186.8 million compared to $183.7 million in the thirteen weeks ended April 30, 2023. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels as well as expansion into Canada, contributing to new customer acquisition, customer retention, and an increase in wallet share from our large and stable customer base.

Interest Income (Expense), net

Interest income for the thirteen weeks ended April 28, 2024 increased by $6.5 million, to $14.5 million compared to interest income of $8.0 million in the thirteen weeks ended April 30, 2023. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Other Income (Expense), net

Other expense for the thirteen weeks ended April 28, 2024 decreased by $8.1 million, to $0.8 million compared to other expense of $8.9 million in the thirteen weeks ended April 30, 2023. This decrease was primarily due to changes in the fair value of equity warrants and tax indemnification receivables, partially offset by foreign currency transaction losses.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $1.1 billion as of April 28, 2024, an increase of $532.4 million from January 28, 2024. Marketable securities consist primarily of vested equity warrants, equity investments, U.S. treasury securities, certificates of deposit, and commercial paper and totaled $3.5 million as of April 28, 2024, a decrease of $528.3 million from January 28, 2024.

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

Cash Flows

	13 Weeks Ended
($ in thousands)	April 28, 2024	April 30, 2023
Net cash provided by operating activities	$81,937	$148,712
Net cash provided by (used in) investing activities	$505,701	$(66,038)
Net cash used in financing activities	$(55,067)	$(4,111)

Operating Activities

Net cash provided by operating activities was $81.9 million for the thirteen weeks ended April 28, 2024, which primarily consisted of $66.9 million of net income, non-cash adjustments such as depreciation and amortization expense of $28.0 million and share-based compensation expense of $65.4 million, partially offset by a cash decrease of $79.3 million from working capital. Cash decreases from working capital were primarily driven by a decrease in other current liabilities and an increase in inventories, receivables, and other current assets, partially offset by an increase in payables.

Net cash provided by operating activities was $148.7 million for the thirteen weeks ended April 30, 2023, which primarily consisted of $22.9 million of net income, non-cash adjustments such as depreciation and amortization expense of $28.9 million and share-based compensation expense of $48.6 million, and a cash increase of $30.0 million from working capital. Cash increases from working capital were primarily driven by an increase in payables and other current liabilities, partially offset by an increase in inventories, receivables, and other current assets.

Investing Activities

Net cash provided by investing activities was $505.7 million for the thirteen weeks ended April 28, 2024, primarily consisting of $535.0 million for the maturities of marketable securities, partially offset by $29.3 million for capital expenditures related to the launch of new and future pharmacy facilities, veterinary clinics, and fulfillment centers as well as additional investments in IT hardware and software.

Net cash used in investing activities was $66.0 million for the thirteen weeks ended April 30, 2023, primarily consisting of $44.1 million for the purchase of marketable securities, net of maturities and $21.6 million for capital expenditures related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Financing Activities

Net cash used in financing activities was $55.1 million for the thirteen weeks ended April 28, 2024 primarily consisting of $54.8 million for income taxes paid for, net of proceeds from, the parent reorganization transaction as well as principal repayments of finance lease obligations.

Net cash used in financing activities was $4.1 million for the thirteen weeks ended April 30, 2023, and consisted of payments made pursuant to the tax sharing agreement with related parties, payment of debt modification costs, and principal repayments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities up to $250 million, subject to customary conditions. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of April 28, 2024, which is reduced by standby letters of credit, we had $759.4 million of borrowing capacity under the ABL Credit Facility. As of April 28, 2024 and January 28, 2024, we had no outstanding borrowings under the ABL Credit Facility, respectively.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this 10-Q Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of April 28, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended April 28, 2024.

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

Item 1A. Risk Factors

The following are important factors that could affect our business, financial condition or results of operations and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q, our other filings with the SEC or in presentations such as telephone conferences and webcasts open to the public. The following updates and supersedes the risks and uncertainties previously provided in Part I, Item 1A of our 2023 Annual Report on Form 10-K. You should carefully consider the following factors in conjunction with this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 and our consolidated financial statements and related notes in Item 1. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition or results of operations. If any of the following risks actually occur, or other risks that we are not aware of become material, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

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

•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
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

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for such positions has been and may continue to be highly competitive and we may incur significant costs to attract and retain qualified individuals. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. Other than our Chief Executive Officer, Chief Financial Officer and certain other senior executives, all of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting highly-qualified employees or motivating and retaining existing employees, our business, financial condition, and results of operations may be materially and adversely affected.

We compete with other companies for employees, some of whom are larger than us and have access to greater capital resources than we do. If we are unable to successfully recruit and retain personnel, we may face labor shortages or be forced to increase wages and enhance benefits for such personnel, which may have an adverse effect on our results of operations.

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
•repurchases of our common stock pursuant to our share repurchase program and any announcement of a termination of the program;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
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

As of May 22, 2024, the BCP Stockholder Parties beneficially owned more than 50% of our outstanding shares of common stock and, together with its affiliates, exercised control over more than 95% of the voting power of our outstanding common stock. So long as the BCP Stockholder Parties remain our controlling stockholder they will be able to control, directly or indirectly, and subject to applicable law, all matters affecting us, including:
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

As of May 22, 2024, the BCP Stockholder Parties control a majority of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
•pay dividends or make distributions;
•repurchase or redeem stock;
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

We currently intend to retain any future earnings to finance the operation and expansion of our business, as well as fund our share repurchase program, and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our revolving credit facility may restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. As a result, and for the foreseeable future, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

Although our board of directors has authorized a share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of common stock. The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. In addition, the terms of our credit facility impose certain limitations on our ability to repurchase shares of common stock. The share repurchase program has no expiration date but it may be modified, suspended or terminated at any time, and we cannot guarantee that the share purchase program will be fully consummated or that it will enhance long-term stockholder value. The failure to repurchase common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively affect our stock price. Furthermore, our execution of the share repurchase program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of the share repurchase program may result in a decrease in the trading price of our common stock. In addition, the share repurchase program could diminish our cash reserves.

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

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the thirteen weeks ended April 28, 2024, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

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

CHEWY, INC.

Date:	May 29, 2024	By:	/s/ David Reeder
David Reeder
Chief Financial Officer