Form 10-Q
period 2024-07-28
Chewy, Inc.
filed 2024-08-28
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of August 21, 2024
Class A Common Stock, $0.01 par value per share	143,738,664
Class B Common Stock, $0.01 par value per share	274,646,551

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended July 28, 2024

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2024 contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our share repurchase program, our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

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
•estimating our market share;
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
•maintain adequate cybersecurity with respect to our systems and retain third-party service providers that do the same with respect to their systems;
•maintain consumer confidence in the safety, quality and health of our products;
•limit risks associated with our suppliers and our outsourcing partners;
•comply with existing or future laws and regulations in a cost-efficient manner;
•utilize net operating loss and tax credit carryforwards, and other tax attributes;
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
•raise capital as needed; and
•maintain effective internal control over financial reporting.

You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current assumptions, expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2024, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	July 28, 2024	January 28, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$694,460	$602,232
Marketable securities	490	531,785
Accounts receivable	200,983	154,043
Inventories	803,338	719,273
Prepaid expenses and other current assets	53,957	97,015
Total current assets	1,753,228	2,104,348
Property and equipment, net	526,163	521,298
Operating lease right-of-use assets	464,706	474,617
Goodwill	39,442	39,442
Deferred tax assets	275,669	—
Other non-current assets	43,283	47,146
Total assets	$3,102,491	$3,186,851
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,179,807	$1,104,940
Accrued expenses and other current liabilities	875,371	1,005,937
Total current liabilities	2,055,178	2,110,877
Operating lease liabilities	517,274	527,795
Other long-term liabilities	43,290	37,935
Total liabilities	2,615,742	2,676,607
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of July 28, 2024 and January 28, 2024	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 142,967,945 and 132,913,046 shares issued and outstanding as of July 28, 2024 and January 28, 2024, respectively	1,430	1,329
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 274,646,551 and 298,863,356 shares issued and outstanding as of July 28, 2024 and January 28, 2024, respectively	2,746	2,989
Additional paid-in capital	2,091,864	2,481,984
Accumulated deficit	(1,609,638)	(1,975,652)
Accumulated other comprehensive income (loss)	347	(406)
Total stockholders’ equity	486,749	510,244
Total liabilities and stockholders’ equity	$3,102,491	$3,186,851

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net sales	$2,858,589	$2,785,302	$5,736,314	$5,575,941
Cost of goods sold	2,014,753	1,996,581	4,038,486	3,994,364
Gross profit	843,836	788,721	1,697,828	1,581,577
Operating expenses:
Selling, general and administrative	621,267	619,889	1,223,828	1,204,278
Advertising and marketing	190,518	185,491	377,333	369,224
Total operating expenses	811,785	805,380	1,601,161	1,573,502
Income (loss) from operations	32,051	(16,659)	96,667	8,075
Interest income, net	12,921	8,928	27,444	16,944
Other income, net	1,541	29,242	782	20,354
Income before income tax (benefit) provision	46,513	21,511	124,893	45,373
Income tax (benefit) provision	(252,604)	1,304	(241,121)	2,307
Net income	$299,117	$20,207	$366,014	$43,066

Comprehensive income:
Net income	$299,117	$20,207	$366,014	$43,066
Foreign currency translation adjustments	351	—	753	—
Comprehensive income	$299,468	$20,207	$366,767	$43,066

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.70	$0.05	$0.85	$0.10
Diluted	$0.68	$0.05	$0.84	$0.10
Weighted-average common shares used in computing earnings per share:
Basic	429,377	428,618	432,125	427,735
Diluted	437,882	431,576	437,153	431,024

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	13 Weeks Ended July 28, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 28, 2024	435,359	$4,354	$2,547,321	$(1,908,755)	$(4)	$642,916
Share-based compensation expense	—	—	81,573	—	—	81,573
Vesting of share-based compensation awards	1,127	11	(11)	—	—	—
Repurchases of common stock	(18,872)	(189)	(537,019)	—	—	(537,208)
Net income	—	—	—	299,117	—	299,117
Other comprehensive income	—	—	—	—	351	351
Balance as of July 28, 2024	417,614	$4,176	$2,091,864	$(1,609,638)	$347	$486,749

	13 Weeks Ended July 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 30, 2023	427,108	$4,271	$2,217,456	$(1,992,373)	$—	$229,354
Share-based compensation expense	—	—	65,996	—	—	65,996
Vesting of share-based compensation awards	2,517	25	(25)	—	—	—
Distribution to parent	93	1	(1)	—	—	—
Tax withholdings for share-based compensation awards	—	—	(5)	—	—	(5)
Tax sharing agreement with related parties	—	—	(2,673)	—	—	(2,673)
Noncash settlement with related parties	—	—	54,734	—	—	54,734
Net income	—	—	—	20,207	—	20,207
Balance as of July 30, 2023	429,718	$4,297	$2,335,482	$(1,972,166)	$—	$367,613

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	26 Weeks Ended July 28, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 28, 2024	431,776	$4,318	$2,481,984	$(1,975,652)	$(406)	$510,244
Share-based compensation expense	—	—	146,958	—	—	146,958
Vesting of share-based compensation awards	4,710	47	(47)	—	—	—
Tax withholdings for share-based compensation awards	—	—	(12)	—	—	(12)
Repurchases of common stock	(18,872)	(189)	(537,019)	—	—	(537,208)
Net income	—	—	—	366,014	—	366,014
Other comprehensive income	—	—	—	—	753	753
Balance as of July 28, 2024	417,614	$4,176	$2,091,864	$(1,609,638)	$347	$486,749

	26 Weeks Ended July 30, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 29, 2023	425,349	$4,253	$2,171,247	$(2,015,232)	$—	$160,268
Share-based compensation expense	—	—	114,549	—	—	114,549
Vesting of share-based compensation awards	4,276	43	(43)	—	—	—
Tax withholdings for share-based compensation awards	—	—	(5)	—	—	(5)
Distribution to parent	93	1	(1)	—	—	—
Tax sharing agreement with related parties	—	—	(4,999)	—	—	(4,999)
Noncash settlement with related parties	—	—	54,734	—	—	54,734
Net income	—	—	—	43,066	—	43,066
Balance as of July 30, 2023	429,718	$4,297	$2,335,482	$(1,972,166)	$—	$367,613

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	26 Weeks Ended
	July 28, 2024	July 30, 2023
Cash flows from operating activities
Net income	$366,014	$43,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,455	56,712
Share-based compensation expense	146,958	114,549
Non-cash lease expense	16,179	22,072
Change in fair value of equity warrants and investments	592	(20,244)
Deferred income tax benefit	(275,669)	—
Unrealized foreign currency losses, net	1,064	—
Other	(2,501)	793
Net change in operating assets and liabilities:
Accounts receivable	(46,991)	(37,487)
Inventories	(84,212)	(64,969)
Prepaid expenses and other current assets	(5,207)	(16,843)
Other non-current assets	2,005	(1,975)
Trade accounts payable	74,891	90,445
Accrued expenses and other current liabilities	(28,513)	131,374
Operating lease liabilities	(16,744)	(11,066)
Other long-term liabilities	1,026	860
Net cash provided by operating activities	205,347	307,287
Cash flows from investing activities
Capital expenditures	(61,225)	(79,217)
Proceeds from maturities of marketable securities	538,402	350,000
Purchases of marketable securities	—	(442,769)
Cash paid for acquisition of business, net of cash acquired	—	(367)
Net cash provided by (used in) investing activities	477,177	(172,353)
Cash flows from financing activities
Repurchases of common stock	(531,956)	—
Income taxes paid for, net of proceeds from, parent reorganization transaction	(57,559)	—
Principal repayments of finance lease obligations	(535)	(354)
Payments for tax withholdings related to vesting of share-based compensation awards	(12)	(5)
Payments for tax sharing agreement with related parties	—	(7,606)
Payment of debt modification costs	—	(175)
Net cash used in financing activities	(590,062)	(8,140)
Effect of exchange rate changes on cash and cash equivalents	(234)	—
Net increase in cash and cash equivalents	92,228	126,794
Cash and cash equivalents, as of beginning of period	602,232	331,641
Cash and cash equivalents, as of end of period	$694,460	$458,435

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively “Chewy” or the “Company”) is an e-commerce business geared toward pet products and services for dogs, cats, fish, birds, small pets, horses, and reptiles. Chewy serves its customers through its websites and its mobile applications and focuses on delivering exceptional customer service, competitive prices, outstanding convenience (including Chewy’s Autoship subscription program, fast shipping, and hassle-free returns), and a large selection of high-quality pet food, treats and supplies, and pet healthcare products.

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”). In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended July 28, 2024 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2024 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2024 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	July 28, 2024	January 28, 2024
Outbound fulfillment	$414,478	$491,251
Advertising and marketing	139,797	106,339
Payroll liabilities	66,711	83,880
Accrued expenses and other	254,385	324,467
Total accrued expenses and other current liabilities	$875,371	$1,005,937

Stockholders’ Equity

Share Repurchase Activity

Share Repurchase Program

On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its Class A common stock, par value $0.01 per share (the “Class A common stock”), and/or Class B common stock, par value $0.01 per share (the “Class B common stock” and together with the Class A common stock, the “common stock”), pursuant to a share repurchase program (the “Program”). Under the Program, the Company may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, through repurchases made in compliance with Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or other means. The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. The Program does not require the Company to repurchase any specific number of shares of common stock. The Program has no expiration date and may be modified, suspended, or terminated at any time.

Stock Repurchase Agreement

On June 26, 2024, the Company entered into an agreement (the “Stock Repurchase Agreement”) with Buddy Chester Sub LLC (the “Seller”), an entity affiliated with the Sponsors, to repurchase an aggregate of 17,550,000 shares of Class A common stock at a price per share of $28.49, resulting in an aggregate repurchase price of $500 million. The Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties.

The total cost of repurchased shares of common stock in excess of par value, including the cost of commissions and excise taxes, is recorded to additional paid-in capital. The total cost for share repurchases executed and unpaid, as well as the cost of unpaid commissions and excise taxes, are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. During the thirteen weeks ended July 28, 2024, 1,321,502 and 17,550,000 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Program and Stock Repurchase Agreement for a total cost of $32.7 million and $500.0 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Program excludes the cost of commissions and excise taxes and as of July 28, 2024, the remaining value of shares of common stock that were authorized to be repurchased under the Program was $467.3 million. As of July 28, 2024, the total unpaid cost of share repurchases was $5.3 million, which included $4.5 million for excise taxes.

Conversion of Class B Common Stock

On May 8, 2020, Buddy Chester Sub LLC converted 17,584,098 shares of Class B common stock into Class A common stock. On May 11, 2020, Buddy Chester Sub LLC entered into a variable forward purchase agreement (the “Contract”) to deliver up to 17,584,098 shares of Class A common stock at the exchange date, with the number of shares to be issued based on the trading price of the Company’s common stock during a 20-day observation period. On each of May 15, 2023 and May 16, 2023, Buddy Chester Sub LLC settled its obligations under the Contract and delivered a total of 17,584,098 shares.

On June 26, 2024, Buddy Chester Sub LLC converted 17,550,000 shares of Class B common stock into Class A common stock contemporaneously with the execution and delivery of the Stock Repurchase Agreement.

On June 27, 2024, Buddy Chester Sub LLC converted 5,328,543 shares of Class B common stock into Class A common stock and sold such Class A common stock.

On July 1, 2024, Buddy Chester Sub LLC converted 1,338,262 shares of the Class B common stock into Class A common stock and sold such Class A common stock.

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense in relation to its borrowing facilities, finance leases, and uncertain tax positions. The following table provides additional information about the Company’s interest income (expense), net (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Interest income	$14,429	$9,824	$30,287	$18,702
Interest expense	(1,508)	(896)	(2,843)	(1,758)
Interest income, net	$12,921	$8,928	$27,444	$16,944

Other Income (Expense), net

The Company’s other income (expense), net consists of: (i) changes in the fair value of equity warrants, investments, and tax indemnification receivables, (ii) foreign currency transaction gains and losses, and (iii) allowances for credit losses. The following table provides additional information about the Company’s other income (expense), net (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Change in fair value of equity warrants	$1,125	$29,192	$442	$20,258
Change in fair value of tax indemnification receivables	504	—	995	—
Change in fair value of equity investments	303	—	263	(14)
Foreign currency transaction (losses) gains	(391)	50	(918)	110
Other income, net	$1,541	$29,242	$782	$20,354

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

Recently Issued Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued this ASU to update income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid information. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company continues to evaluate the impact that the adoption of this standard will have on its consolidated financial statements.

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

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen and twenty-six weeks ended July 28, 2024. Further, as of July 28, 2024, the Company did not record an allowance for credit losses related to its fixed income securities.

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

The following table includes a summary of financial instruments measured at fair value as of July 28, 2024 (in thousands):

	Level 1	Level 2	Level 3
Cash	$694,460	$—	$—
U.S. Treasury securities	—	—	—
Cash and cash equivalents	694,460	—	—
Vested equity warrants	—	—	—
Equity investments	490	—	—
Marketable securities	490	—	—
Unvested equity warrants	—	—	2,968
Total financial instruments	$694,950	$—	$2,968

The following table includes a summary of financial instruments measured at fair value as of January 28, 2024 (in thousands):

	Level 1	Level 2	Level 3
Cash	$602,232	$—	$—
Money market funds	—	—	—
Cash and cash equivalents	602,232	—	—
U.S. Treasury securities	531,592	—	—
Equity investments	193	—	—
Marketable securities	531,785	—	—
Unvested equity warrants	—	—	2,219
Total financial instruments	$1,134,017	$—	$2,219

As of July 28, 2024 and January 28, 2024, the deferred credit subject to vesting and performance requirements recognized within other long-term liabilities in exchange for the equity warrants was $4.9 million and $1.9 million, respectively.

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

	26 Weeks Ended
	July 28, 2024	July 30, 2023
Beginning balance	$2,219	$31,622
Change in fair value of unvested equity warrants	4,000	10,618
Equity warrants vested	(3,251)	—
Ending balance	$2,968	$42,240

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the unvested equity warrants as of July 28, 2024 (in thousands):

				Range
	Fair Value	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$2,968	Black-Scholes and Monte Carlo	Probability of vesting	0%	25%	17%

			Equity volatility	35%	80%	73%

4.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	July 28, 2024	January 28, 2024
Furniture, fixtures and equipment	$192,970	$174,092
Computer equipment	75,409	75,677
Internal-use software	207,127	183,380
Leasehold improvements	323,609	312,123
Construction in progress	85,916	82,014
	885,031	827,286
Less: accumulated depreciation and amortization	358,868	305,988
Property and equipment, net	$526,163	$521,298

Internal-use software includes labor and license costs associated with software development for internal use. As of July 28, 2024 and January 28, 2024, the Company had accumulated amortization related to internal-use software of $105.8 million and $87.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended July 28, 2024 and July 30, 2023, the Company recorded depreciation expense on property and equipment of $18.1 million and $19.7 million, respectively, and amortization expense related to internal-use software costs of $9.4 million and $7.2 million, respectively. For the twenty-six weeks ended July 28, 2024 and July 30, 2023, the Company recorded depreciation expense on property and equipment of $36.2 million and $41.0 million, respectively, and amortization expense related to internal-use software costs of $18.3 million and $13.8 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of July 28, 2024, which is reduced by standby letters of credit, the Company had $760.2 million of borrowing capacity under the ABL Credit Facility. As of July 28, 2024 and January 28, 2024, the Company did not have any outstanding borrowings under the ABL Credit Facility, respectively.

7.    Leases

The Company leases all of its fulfillment and customer service centers and corporate offices under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 5 to 15 years and typically allow for the leases to be renewed for up to three additional five-year terms. Fulfillment and customer service center, veterinary clinic, and corporate office leases expire at various dates through 2038, excluding renewal options. The Company also leases certain equipment under operating and finance leases. The terms of equipment leases generally range from 3 to 5 years and do not contain renewal options. These leases expire at various dates through 2025.

The Company’s finance leases as of July 28, 2024 and January 28, 2024 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	July 28, 2024	January 28, 2024
Assets
Operating	Operating lease right-of-use assets	$464,706	$474,617
Total operating lease assets		$464,706	$474,617
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$31,191	$29,003
Non-current
Operating	Operating lease liabilities	517,274	527,795
Total operating lease liabilities		$548,465	$556,798

For the twenty-six weeks ended July 28, 2024 and July 30, 2023, assets acquired in exchange for new operating lease liabilities were $6.5 million and $50.6 million, respectively. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended July 28, 2024 and July 30, 2023 was $26.8 million and $26.3 million, respectively. Lease expense for the twenty-six weeks ended July 28, 2024 and July 30, 2023 was $53.1 million and $52.4 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $52.0 million and $45.2 million for the twenty-six weeks ended July 28, 2024 and July 30, 2023, respectively.

8.    Share-Based Compensation

2024 Omnibus Incentive Plan

In July 2024, the Company’s stockholders approved the Chewy, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”) replacing the Chewy, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”). The 2024 Plan became effective on July 11, 2024 and the maximum number of shares of Class A common stock that may be covered by awards granted under the 2024 Plan may not exceed the aggregate total of (i) 80.0 million shares plus (ii) the number of shares remaining available for new awards under the 2022 Plan as of the effective date, up to 3.1 million shares. Following the effective date, any shares subject to an award under the 2022 Plan or the 2024 Plan that expires or are canceled, forfeited, or terminated without the issuance of the full number of shares to which the award related will again be available for issuance under the 2024 Plan. No awards may be granted under the 2024 Plan after July 2034. The 2024 Plan provides for grants of: (i) options, including incentive stock options and non-qualified stock options, (ii) restricted stock units, (iii) other share-based awards, including share appreciation rights, phantom stock, restricted shares, performance shares, deferred share units, and share-denominated performance units, (iv) cash awards, (v) substitute awards, and (vi) dividend equivalents (collectively, the “awards”). The awards may be granted to (i) the Company’s employees, consultants, and non-employee directors, (ii) employees of the Company’s affiliates and subsidiaries, and (iii) consultants of the Company’s affiliates.

Service-Based Awards

The Company granted restricted stock units with service-based vesting conditions (“RSUs”) which vested subject to the employee’s continued employment with the Company through the applicable vesting date. The Company recorded share-based compensation expense for RSUs on a straight-line basis over the requisite service period and accounted for forfeitures as they occur.

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the twenty-six weeks ended July 28, 2024 (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 28, 2024	17,388	$34.65
Granted	22,546	$16.41
Vested	(4,677)	$34.60
Forfeited	(2,557)	$28.96
Unvested and outstanding as of July 28, 2024	32,700	$22.53

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	26 Weeks Ended
	July 28, 2024	July 30, 2023
Weighted average grant-date fair value of RSUs	$16.41	$35.52
Total fair value of vested RSUs (in millions)	$84.5	$106.1

As of July 28, 2024, total unrecognized compensation expense related to unvested RSUs was $610.4 million and is expected to be recognized over a weighted-average expected performance period of 2.8 years.

The fair value for RSUs is established based on the market price of Class A common stock on the date of grant.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the twenty-six weeks ended July 28, 2024 (in thousands, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 28, 2024	553	$28.49
Granted	1,615	$16.93
Vested	(38)	$38.50
Forfeited	(66)	$34.50
Unvested and outstanding as of July 28, 2024	2,064	$19.06

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	26 Weeks Ended
	July 28, 2024	July 30, 2023
Weighted average grant-date fair value of PRSUs	$16.93	$35.71
Total fair value of vested PRSUs (in millions)	$0.6	$72.2

As of July 28, 2024, total unrecognized compensation expense related to unvested PRSUs was $30.7 million and is expected to be recognized over a weighted-average expected performance period of 2.2 years.

During the twenty-six weeks ended July 30, 2023, vesting occurred for 93,309 PRSUs, previously granted to an employee of PetSmart LLC (“PetSmart”). The issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of Class A common stock on the date of grant.

As of July 28, 2024, there were 83.2 million additional shares of Class A common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
RSUs	$77,992	$64,818	$142,049	$114,771
PRSUs	3,581	1,178	4,909	(222)
Total share-based compensation expense	$81,573	$65,996	$146,958	$114,549

9.    Income Taxes

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company recorded an income tax benefit during the thirteen and twenty-six weeks ended July 28, 2024 of $252.6 million and $241.1 million, respectively. The Company had a current income tax provision during the thirteen and twenty-six weeks ended July 30, 2023 of $1.3 million and $2.3 million, respectively.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income prior to the expiration of tax attributes to support the utilization of these assets.

During the thirteen weeks ended July 28, 2024, based on all available evidence, the Company determined that it was appropriate to release the valuation allowance on the Company’s U.S. federal and other state deferred tax assets resulting in a $275.7 million tax benefit. As of July 28, 2024, the Company maintained a full valuation allowance against its foreign net deferred tax assets.

In connection with the Transactions, Chewy assumed $1.9 billion in income taxes which were fully indemnified by affiliates of BC Partners. During the twenty-six weeks ended July 28, 2024, the Company paid $98.9 million and affiliates of BC Partners paid $7.3 million directly in federal and state income taxes relating to the preceding. The Company had an income tax payable of $2.7 million and $108.9 million as of July 28, 2024 and January 28, 2024, respectively.

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

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$299,117	$20,207	$366,014	$43,066
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	429,377	428,618	432,125	427,735
Effect of dilutive share-based awards	8,505	2,958	5,028	3,289
Diluted	437,882	431,576	437,153	431,024
Anti-dilutive share-based awards excluded from diluted common shares	7,998	5,918	9,068	5,147
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.70	$0.05	$0.85	$0.10
Diluted	$0.68	$0.05	$0.84	$0.10

11.    Certain Relationships and Related Party Transactions

As of July 28, 2024, the Company had a payable to affiliates of BC Partners of $0.3 million with respect to future tax payments in connection with the Transactions, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. As of January 28, 2024, the Company had a receivable from affiliates of BC Partners of $48.3 million with respect to future tax payments in connection with the Transactions, which was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

As of July 28, 2024 and January 28, 2024, the Company had a receivable from affiliates of BC Partners of $20.7 million and $19.7 million, respectively, with respect to the indemnification for certain tax liabilities in connection with the Transactions, which was included in other non-current assets on the Company’s condensed consolidated balance sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2024 and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-Q Report for the quarterly period ended April 28, 2024, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-Q Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Overview

We are the largest pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and services, as well as the around-the-clock convenience, that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products and expanded menu of service offerings, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and partners and continually develop innovative ways for our customers to engage with us. We partner with approximately 3,500 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our website and mobile applications, we offer our customers approximately 115,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

Macroeconomic Considerations

Evolving macroeconomic conditions, including current inflation and interest rates, have affected, and continue to affect, our business and consumer shopping behavior. We continue to monitor conditions closely and adapt aspects of our logistics, transportation, supply chain, and purchasing processes accordingly to meet the needs of our growing community of pets, pet parents and partners. As our customers react to these economic conditions, we will adapt our business accordingly to meet their evolving needs.

We are unable to predict the duration and ultimate impact of evolving macroeconomic conditions on the broader economy or our operations and liquidity. As such, macroeconomic risks and uncertainties remain. Refer to “Cautionary Note Regarding Forward-Looking Statements” and the section titled “Risk Factors” in Item 1A of our 10-Q Report for the quarterly period ended April 28, 2024.

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

	13 Weeks Ended			26 Weeks Ended
(in thousands, except net sales per active customer, per share data, and percentages)	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	% Change
Financial and Operating Data
Net sales	$2,858,589	$2,785,302	2.6%	$5,736,314	$5,575,941	2.9%
Net income (1)	$299,117	$20,207	n/m	$366,014	$43,066	n/m
Net margin	10.5%	0.7%		6.4%	0.8%
Adjusted EBITDA (2)	$144,835	$88,147	64.3%	$307,759	$199,020	54.6%
Adjusted EBITDA margin (2)	5.1%	3.2%		5.4%	3.6%
Adjusted net income (2)	$104,790	$64,577	62.3%	$241,854	$152,504	58.6%
Earnings per share, basic (1)	$0.70	$0.05	n/m	$0.85	$0.10	n/m
Earnings per share, diluted (1)	$0.68	$0.05	n/m	$0.84	$0.10	n/m
Adjusted earnings per share, basic (2)	$0.24	$0.15	60.0%	$0.56	$0.36	55.6%
Adjusted earnings per share, diluted (2)	$0.24	$0.15	60.0%	$0.55	$0.35	57.1%
Net cash provided by operating activities	$123,410	$158,575	(22.2)%	$205,347	$307,287	(33.2)%
Free cash flow (2)	$91,484	$100,931	(9.4)%	$144,122	$228,070	(36.8)%
Active customers	20,002	20,367	(1.8)%	20,002	20,367	(1.8)%
Net sales per active customer	$565	$532	6.2%	$565	$532	6.2%
Autoship customer sales	$2,242,169	$2,119,511	5.8%	$4,475,055	$4,217,782	6.1%
Autoship customer sales as a percentage of net sales	78.4%	76.1%		78.0%	75.6%
n/m - not meaningful
(1) Includes share-based compensation expense and related taxes of $82.5 million and $152.0 million for the thirteen and twenty-six weeks ended July 28, 2024, compared to $68.3 million and $122.1 million for the thirteen and twenty-six weeks ended July 30, 2023.

(2) Adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted basic and diluted earnings per share, and free cash flow are non-GAAP financial measures.

We define net margin as net income divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization; share-based compensation expense and related taxes; income tax provision (benefit); interest income (expense), net; transaction related costs; changes in the fair value of equity warrants; severance and exit costs; and litigation matters and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and share-based compensation expense from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude income tax provision (benefit); interest income (expense), net; transaction related costs; changes in the fair value of equity warrants; and litigation matters and other items which are not components of our core business operations. We believe it is useful to exclude severance and exit costs because these expenses represent temporary initiatives to realign resources and enhance operational efficiency, which are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table presents a reconciliation of net income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated:

(in thousands, except percentages)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Income to Adjusted EBITDA	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net income	$299,117	$20,207	$366,014	$43,066
Add (deduct):
Depreciation and amortization	28,455	27,814	56,455	56,712
Share-based compensation expense and related taxes	82,467	68,302	151,951	122,079
Interest income, net	(12,921)	(8,928)	(27,444)	(16,944)
Change in fair value of equity warrants	(1,125)	(29,192)	(442)	(20,258)
Income tax (benefit) provision	(252,604)	1,304	(241,121)	2,307
Exit costs	—	5,260	—	7,617
Transaction related costs	481	2,126	471	2,126
Other	965	1,254	1,875	2,315
Adjusted EBITDA	$144,835	$88,147	$307,759	$199,020
Net sales	$2,858,589	$2,785,302	$5,736,314	$5,575,941
Net margin	10.5%	0.7%	6.4%	0.8%
Adjusted EBITDA margin	5.1%	3.2%	5.4%	3.6%

Adjusted Net Income (Loss) and Adjusted Basic and Diluted Earnings (Loss) per Share

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share, which represent non-GAAP financial measures. We calculate adjusted net income (loss) as net income (loss) excluding share-based compensation expense and related taxes, changes in valuation allowances associated with deferred tax assets, changes in the fair value of equity warrants, and severance and exit costs. We calculate adjusted basic and diluted earnings (loss) per share by dividing adjusted net income (loss) attributable to common stockholders by the weighted-average shares outstanding during the period. We have provided a reconciliation below of adjusted net income to net income, the most directly comparable GAAP financial measure.

We have included adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share in this 10-Q Report because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted net income (loss) and adjusted basic and diluted earnings (loss) per share facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable gains and losses that do not represent a component of our core business operations. We believe it is useful to exclude non-cash share-based compensation expense because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude changes in valuation allowances associated with deferred tax assets as this is not a component of our core business operations. We believe it is useful to exclude changes in the fair value of equity warrants because the variability of equity warrant gains and losses is not representative of our underlying operations. We believe it is useful to exclude severance and exit costs because these expenses represent temporary initiatives to realign resources and enhance operational efficiency, which are not components of our core business operations. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated:

(in thousands, except per share data)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Income to Adjusted Net Income	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net income	$299,117	$20,207	$366,014	$43,066
Add (deduct):
Share-based compensation expense and related taxes	82,467	68,302	151,951	122,079
Change in fair value of equity warrants	(1,125)	(29,192)	(442)	(20,258)
Deferred income tax benefit	(275,669)	—	(275,669)	—
Exit costs	—	5,260	—	7,617
Adjusted net income	$104,790	$64,577	$241,854	$152,504
Weighted-average common shares used in computing earnings per share and adjusted earnings per share:
Basic	429,377	428,618	432,125	427,735
Effect of dilutive share-based awards	8,505	2,958	5,028	3,289
Diluted	437,882	431,576	437,153	431,024
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.70	$0.05	$0.85	$0.10
Diluted	$0.68	$0.05	$0.84	$0.10
Adjusted basic	$0.24	$0.15	$0.56	$0.36
Adjusted diluted	$0.24	$0.15	$0.55	$0.35

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

(in thousands)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023
Net cash provided by operating activities	$123,410	$158,575	$205,347	$307,287
Deduct:
Capital expenditures	(31,926)	(57,644)	(61,225)	(79,217)
Free Cash Flow	$91,484	$100,931	$144,122	$228,070

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

Autoship and Autoship Customer Sales

We define Autoship customers as customers in a given fiscal quarter that had an order shipped through our Autoship subscription program during the preceding 364-day period. We define Autoship as our subscription program, which provides automatic ordering, payment, and delivery of products to our customers. We view our Autoship subscription program as a key driver of recurring net sales and customer retention. For a given fiscal quarter, Autoship customer sales consist of sales and shipping revenues from all Autoship subscription program purchases and purchases outside of the Autoship subscription program by Autoship customers, excluding taxes collected from customers, excluding any refunds, and net of any promotional offers (such as percentage discounts off current purchases and other similar offers) for that quarter. For a given fiscal year, Autoship customer sales equal the sum of the Autoship customer sales for each of the fiscal quarters in that fiscal year.

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

Components of Results of Consolidated Operations

Net Sales

We derive net sales primarily from sales of both third-party brand and private brand pet food, pet products, pet medications and other pet health products, and related shipping fees. Sales of third-party brand and private brand pet food, pet products and shipping revenues are recorded when products are shipped, net of promotional discounts and refunds and allowances. Taxes collected from customers are excluded from net sales. Net sales is primarily driven by growth of new customers and active customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program.

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

Results of Consolidated Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

	13 Weeks Ended					26 Weeks Ended
				% of net sales					% of net sales
(in thousands, except percentages)	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023	July 28, 2024	July 30, 2023	% Change	July 28, 2024	July 30, 2023
Consolidated Statements of Operations
Net sales	$2,858,589	$2,785,302	2.6%	100.0%	100.0%	$5,736,314	$5,575,941	2.9%	100.0%	100.0%
Cost of goods sold	2,014,753	1,996,581	0.9%	70.5%	71.7%	4,038,486	3,994,364	1.1%	70.4%	71.6%
Gross profit	843,836	788,721	7.0%	29.5%	28.3%	1,697,828	1,581,577	7.4%	29.6%	28.4%
Operating expenses:
Selling, general and administrative	621,267	619,889	0.2%	21.7%	22.3%	1,223,828	1,204,278	1.6%	21.3%	21.6%
Advertising and marketing	190,518	185,491	2.7%	6.7%	6.7%	377,333	369,224	2.2%	6.6%	6.6%
Total operating expenses	811,785	805,380	0.8%	28.4%	28.9%	1,601,161	1,573,502	1.8%	27.9%	28.2%
Income (loss) from operations	32,051	(16,659)	292.4%	1.1%	(0.6)%	96,667	8,075	n/m	1.7%	0.1%
Interest income, net	12,921	8,928	44.7%	0.5%	0.3%	27,444	16,944	62.0%	0.5%	0.3%
Other income, net	1,541	29,242	(94.7)%	0.1%	1.0%	782	20,354	(96.2)%	0.0%	0.4%
Income before income tax (benefit) provision	46,513	21,511	116.2%	1.6%	0.8%	124,893	45,373	175.3%	2.2%	0.8%
Income tax (benefit) provision	(252,604)	1,304	n/m	(8.8)%	0.0%	(241,121)	2,307	n/m	(4.2)%	0.0%
Net income	$299,117	$20,207	n/m	10.5%	0.7%	$366,014	$43,066	n/m	6.4%	0.8%
n/m - not meaningful

Thirteen and Twenty-Six Weeks Ended July 28, 2024 Compared to Thirteen and Twenty-Six Weeks Ended July 30, 2023

Net Sales

	13 Weeks Ended				26 Weeks Ended
(in thousands, except percentages)	July 28, 2024	July 30, 2023	$ Change	% Change	July 28, 2024	July 30, 2023	$ Change	% Change
Consumables	$2,016,222	$2,004,617	$11,605	0.6%	$4,063,134	$4,009,001	$54,133	1.4%
Hardgoods	300,511	297,158	3,353	1.1%	605,236	608,273	(3,037)	(0.5)%
Other	541,856	483,527	58,329	12.1%	1,067,944	958,667	109,277	11.4%
Net sales	$2,858,589	$2,785,302	$73,287	2.6%	$5,736,314	$5,575,941	$160,373	2.9%

Net sales for the thirteen weeks ended July 28, 2024 increased by $73.3 million, or 2.6%, to $2.9 billion compared to $2.8 billion for the thirteen weeks ended July 30, 2023. This increase was primarily driven by growth in customer spending from both new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $33, or 6.2%, in the thirteen weeks ended July 28, 2024 compared to the thirteen weeks ended July 30, 2023, driven by growth across our healthcare and specialty businesses.

Net sales for the twenty-six weeks ended July 28, 2024 increased by $160.4 million, or 2.9%, to $5.7 billion compared to $5.6 billion for the twenty-six weeks ended July 30, 2023. This increase was primarily driven by growth in customer spending from both new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $33, or 6.2%, in the twenty-six weeks ended July 28, 2024 compared to the twenty-six weeks ended July 30, 2023, driven by growth across our healthcare and specialty businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended July 28, 2024 increased by $18.2 million, or 0.9%, to $2.0 billion compared to $2.0 billion in the thirteen weeks ended July 30, 2023. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network.

Cost of goods sold for the twenty-six weeks ended July 28, 2024 increased by $44.1 million, or 1.1%, to $4.0 billion compared to $4.0 billion in the twenty-six weeks ended July 30, 2023. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network.

Gross profit for the thirteen weeks ended July 28, 2024 increased by $55.1 million, or 7.0%, to $843.8 million compared to $788.7 million in the thirteen weeks ended July 30, 2023. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended July 28, 2024 increased by 120 basis points compared to the thirteen weeks ended July 30, 2023, primarily due to margin expansion across our healthcare, consumables, and private brands businesses.

Gross profit for the twenty-six weeks ended July 28, 2024 increased by $116.3 million, or 7.4%, to $1.7 billion compared to $1.6 billion in the twenty-six weeks ended July 30, 2023. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the twenty-six weeks ended July 28, 2024 increased by 120 basis points compared to the twenty-six weeks ended July 30, 2023, primarily due to margin expansion across our healthcare, consumables, and private brands businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended July 28, 2024 increased by $1.4 million, or 0.2%, to $621.3 million compared to $619.9 million in the thirteen weeks ended July 30, 2023. This was primarily due to an increase of $14.2 million in non-cash share-based compensation expense and related taxes, partially offset by a decrease of $7.9 million in facilities expenses and other general and administrative expenses attributable to lower corporate headcount as well as a decrease of $4.9 million in fulfillment costs attributable to automation and supply chain efficiencies within our fulfillment network.

Selling, general and administrative expenses for the twenty-six weeks ended July 28, 2024 increased by $19.6 million, or 1.6%, to $1.2 billion compared to $1.2 billion in the twenty-six weeks ended July 30, 2023. This was primarily due to an increase of $29.9 million in non-cash share-based compensation expense and related taxes, partially offset by a decrease of $7.4 million in fulfillment costs attributable to automation and supply chain efficiencies within our fulfillment network as well as a decrease of $2.9 million in facilities expenses and other general and administrative expenses attributable to lower corporate headcount.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended July 28, 2024 increased by $5.0 million, or 2.7%, to $190.5 million compared to $185.5 million in the thirteen weeks ended July 30, 2023. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels as well as expansion into Canada, contributing to new customer acquisition, customer retention, and an increase in wallet share from our large and stable customer base.

Advertising and marketing expenses for the twenty-six weeks ended July 28, 2024 increased by $8.1 million, or 2.2%, to $377.3 million compared to $369.2 million in the twenty-six weeks ended July 30, 2023. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels as well as expansion into Canada, contributing to new customer acquisition, customer retention, and an increase in wallet share from our large and stable customer base.

Interest Income (Expense), net

Interest income for the thirteen weeks ended July 28, 2024 increased by $4.0 million, to $12.9 million compared to interest income of $8.9 million in the thirteen weeks ended July 30, 2023. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Interest income for the twenty-six weeks ended July 28, 2024 increased by $10.5 million, to $27.4 million compared to interest income of $16.9 million in the twenty-six weeks ended July 30, 2023. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Other Income (Expense), net

Other income for the thirteen weeks ended July 28, 2024 decreased by $27.7 million, to $1.5 million compared to other income of $29.2 million in the thirteen weeks ended July 30, 2023. This decrease was primarily due to changes in the fair value of equity warrants and foreign currency transaction losses, partially offset by changes in the fair value of and tax indemnification receivables and equity investments.

Other expense for the twenty-six weeks ended July 28, 2024 decreased by $19.6 million, to $0.8 million compared to other income of $20.4 million in the twenty-six weeks ended July 30, 2023. This decrease was primarily due to changes in the fair value of equity warrants and foreign currency transaction losses, partially offset by changes in the fair value of and tax indemnification receivables and equity investments.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds, U.S. Treasury securities, certificates of deposit, and commercial paper. Cash and cash equivalents totaled $694.5 million as of July 28, 2024, an increase of $92.2 million from January 28, 2024. Marketable securities consist primarily of vested equity warrants, equity investments, U.S. treasury securities, certificates of deposit, and commercial paper and totaled $0.5 million as of July 28, 2024, a decrease of $531.3 million from January 28, 2024.

We believe that our cash and cash equivalents, marketable securities, and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements, and contractual obligations for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures, share repurchases, or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our 10-Q Report for the quarterly period ended April 28, 2024. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Cash Flows

	26 Weeks Ended
($ in thousands)	July 28, 2024	July 30, 2023
Net cash provided by operating activities	$205,347	$307,287
Net cash provided by (used in) investing activities	$477,177	$(172,353)
Net cash used in financing activities	$(590,062)	$(8,140)

Operating Activities

Net cash provided by operating activities was $205.3 million for the twenty-six weeks ended July 28, 2024, which primarily consisted of $366.0 million of net income, partially offset by $56.9 million of non-cash adjustments such as deferred income tax benefit of $275.7 million, share-based compensation expense of $147.0 million, and depreciation and amortization expense of $56.5 million, and a cash decrease of $90.0 million from working capital. Cash decreases from working capital were primarily driven by an increase in inventories and receivables, as well as a decrease in other current liabilities, partially offset by an increase in payables.

Net cash provided by operating activities was $307.3 million for the twenty-six weeks ended July 30, 2023, which primarily consisted of $43.1 million of net income, $173.9 million of non-cash adjustments such as share-based compensation expense of $114.5 million and depreciation and amortization expense of $56.7 million, and a cash increase of $102.5 million from working capital. Cash increases from working capital were primarily driven by an increase in other current liabilities and payables, partially offset by an increase in inventories, receivables, and other current assets.

Investing Activities

Net cash provided by investing activities was $477.2 million for the twenty-six weeks ended July 28, 2024, primarily consisting of $538.4 million for the maturities of marketable securities, partially offset by $61.2 million for capital expenditures related to the launch of new and future pharmacy facilities, veterinary clinics, and fulfillment centers as well as additional investments in IT hardware and software.

Net cash used in investing activities was $172.4 million for the twenty-six weeks ended July 30, 2023, primarily consisting of $92.8 million for the purchases of marketable securities, net of maturities and $79.2 million for capital expenditures. Capital expenditures were related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Financing Activities

Net cash used in financing activities was $590.1 million for the twenty-six weeks ended July 28, 2024 primarily consisting of $532.0 million for repurchases of common stock, $57.6 million for income taxes paid for, net of proceeds from, the parent reorganization transaction, and principal repayments of finance lease obligations.

Net cash used in financing activities was $8.1 million for the twenty-six weeks ended July 30, 2023, and consisted of payments made pursuant to the tax sharing agreement with related parties, principal repayments of finance lease obligations, and payment of debt modification costs.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities up to $250 million, subject to customary conditions. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of July 28, 2024, which is reduced by standby letters of credit, we had $760.2 million of borrowing capacity under the ABL Credit Facility. As of July 28, 2024 and January 28, 2024, we did not have any outstanding borrowings under the ABL Credit Facility, respectively.

Share Repurchase Activity

On May 24, 2024, our Board of Directors authorized the Company to repurchase up to $500 million of its Class A common stock, par value $0.01 per share (the “Class A common stock”), and/or Class B common stock, par value $0.01 per share (the “Class B common stock” and together with the Class A common stock, the “common stock”), pursuant to a share repurchase program (the “Program”). The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. We are not required to repurchase any specific number of shares of common stock. The Program has no expiration date and may be modified, suspended, or terminated at any time.

On June 26, 2024, the Company entered into an agreement (the “Stock Repurchase Agreement”) with Buddy Chester Sub LLC (the “Seller”), to repurchase and retire an aggregate of 17,550,000 shares of Class A common stock at a price per share of $28.49, resulting in an aggregate repurchase price of $500 million.

During the thirteen weeks ended July 28, 2024, 1,321,502 and 17,550,000 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Program and Stock Repurchase Agreement for a total cost of $32.7 million and $500.0 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Program excludes the cost of commissions and excise taxes and as of July 28, 2024, the remaining authorized value was $467.3 million. As of July 28, 2024, the total unpaid cost of share repurchases was $5.3 million, which included $4.5 million for excise taxes.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 28, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended July 28, 2024.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended April 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to shares of Class A common stock repurchased by Chewy, Inc. during the thirteen weeks ended July 28, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions) (3)(4)
April 29, 2024 - May 26, 2024	—	$—	—	$500.0
May 27, 2024 - June 30, 2024	18,246,798	$28.32	696,798	$483.2
July 1, 2024 - July 28, 2024	624,704	$25.48	624,704	$467.3
Total	18,871,502		1,321,502
(1) The purchased shares consisted of 1,321,502 shares of Class A common stock repurchased pursuant to the Program and 17,550,000 shares of Class A common stock repurchased pursuant to the Stock Repurchase Agreement.

(2) Average price paid per share under the Program excludes the cost of commissions and excise taxes associated with the repurchases. For the period of May 27, 2024 through June 30, 2024, the average price paid per share pursuant to the Program and Stock Repurchase Agreement was $24.10 and $28.49, respectively.

(3) On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s common stock pursuant to the Program. The Program has no expiration date and may be modified, suspended or terminated at any time. Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

(4) Approximate dollar value of shares that may yet be purchased under the Program excludes the cost of commissions and excise taxes associated with the repurchases.

Item 5. Other Information

Rule 10b5-1 Plan Elections

On July 12, 2024, Satish Mehta, the Company’s Chief Technology Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on July 14, 2025, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 338,130 shares.

During the thirteen weeks ended July 28, 2024, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation.	8-K	001-38936	3.1	July 12, 2024
10.1	*Form of Director Restricted Stock Unit Agreement.					X
10.2	*Chewy, Inc. 2024 Omnibus Incentive Plan.	DEF 14A	001-38936	Filed as Appendix B	May 24, 2024
10.3	Stock Repurchase Agreement, dated June 26, 2024, by and between Chewy, Inc. and Buddy Chester Sub LLC.	8-K	001-38936	10.1	June 27, 2024
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

CHEWY, INC.

Date:	August 28, 2024	By:	/s/ David Reeder
David Reeder
Chief Financial Officer