Form 10-Q
period 2024-10-27
Chewy, Inc.
filed 2024-12-04
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of November 27, 2024
Class A Common Stock, $0.01 par value per share	161,719,529
Class B Common Stock, $0.01 par value per share	246,525,803

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended October 27, 2024

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of October 27, 2024 and January 28, 2024	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended October 27, 2024 and October 29, 2023	4
	Condensed Consolidated Statements of Stockholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 27, 2024 and October 29, 2023	5
	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 27, 2024 and October 29, 2023	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5.	Other Information	30
Item 6.	Exhibits	32
	SIGNATURES	33

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2024 contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our share repurchase program, our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.

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
•respond to economic conditions, industry trends, and market conditions, and their impact on the pet products market;
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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	October 27, 2024	January 28, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$506,634	$602,232
Marketable securities	885	531,785
Accounts receivable	193,210	154,043
Inventories	858,551	719,273
Prepaid expenses and other current assets	56,445	97,015
Total current assets	1,615,725	2,104,348
Property and equipment, net	527,738	521,298
Operating lease right-of-use assets	458,037	474,617
Goodwill	39,442	39,442
Deferred tax assets	275,669	—
Other non-current assets	41,286	47,146
Total assets	$2,957,897	$3,186,851
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,229,132	$1,104,940
Accrued expenses and other current liabilities	950,093	1,005,937
Total current liabilities	2,179,225	2,110,877
Operating lease liabilities	510,612	527,795
Other long-term liabilities	44,638	37,935
Total liabilities	2,734,475	2,676,607
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of October 27, 2024 and January 28, 2024	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 161,522,237 and 132,913,046 shares issued and outstanding as of October 27, 2024 and January 28, 2024, respectively	1,615	1,329
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 246,525,803 and 298,863,356 shares issued and outstanding as of October 27, 2024 and January 28, 2024, respectively	2,465	2,989
Additional paid-in capital	1,824,384	2,481,984
Accumulated deficit	(1,605,706)	(1,975,652)
Accumulated other comprehensive income (loss)	664	(406)
Total stockholders’ equity	223,422	510,244
Total liabilities and stockholders’ equity	$2,957,897	$3,186,851

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net sales	$2,877,635	$2,745,875	$8,613,949	$8,321,816
Cost of goods sold	2,033,762	1,964,019	6,072,248	5,958,383
Gross profit	843,873	781,856	2,541,701	2,363,433
Operating expenses:
Selling, general and administrative	626,471	612,375	1,850,299	1,816,653
Advertising and marketing	191,770	179,200	569,103	548,424
Total operating expenses	818,241	791,575	2,419,402	2,365,077
Income (loss) from operations	25,632	(9,719)	122,299	(1,644)
Interest income, net	3,901	10,173	31,345	27,117
Other (expense) income, net	(36)	(34,122)	746	(13,768)
Income (loss) before income tax provision (benefit)	29,497	(33,668)	154,390	11,705
Income tax provision (benefit)	25,565	1,704	(215,556)	4,011
Net income (loss)	$3,932	$(35,372)	$369,946	$7,694

Comprehensive income (loss):
Net income (loss)	$3,932	$(35,372)	$369,946	$7,694
Foreign currency translation adjustments	317	—	1,070	—
Comprehensive income (loss)	$4,249	$(35,372)	$371,016	$7,694

Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.01	$(0.08)	$0.87	$0.02
Diluted	$0.01	$(0.08)	$0.85	$0.02
Weighted-average common shares used in computing earnings (loss) per share:
Basic	414,361	430,758	426,203	428,743
Diluted	426,572	430,758	433,625	431,406

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	13 Weeks Ended October 27, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 28, 2024	417,614	$4,176	$2,091,864	$(1,609,638)	$347	$486,749
Share-based compensation expense	—	—	77,752	—	—	77,752
Vesting of share-based compensation awards	2,246	22	(22)	—	—	—
Repurchases of common stock	(11,812)	(118)	(345,210)	—	—	(345,328)
Net income	—	—	—	3,932	—	3,932
Other comprehensive income	—	—	—	—	317	317
Balance as of October 27, 2024	408,048	$4,080	$1,824,384	$(1,605,706)	$664	$223,422

	13 Weeks Ended October 29, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 30, 2023	429,718	$4,297	$2,335,482	$(1,972,166)	$—	$367,613
Share-based compensation expense	—	—	64,348	—	—	64,348
Vesting of share-based compensation awards	1,420	14	(14)	—	—	—
Noncash settlement with related parties	—	—	1	—	—	1
Net loss	—	—	—	(35,372)	—	(35,372)
Balance as of October 29, 2023	431,138	$4,311	$2,399,817	$(2,007,538)	$—	$396,590

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	39 Weeks Ended October 27, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 28, 2024	431,776	$4,318	$2,481,984	$(1,975,652)	$(406)	$510,244
Share-based compensation expense	—	—	224,710	—	—	224,710
Vesting of share-based compensation awards	6,956	69	(69)	—	—	—
Tax withholdings for share-based compensation awards	—	—	(12)	—	—	(12)
Repurchases of common stock	(30,684)	(307)	(882,229)	—	—	(882,536)
Net income	—	—	—	369,946	—	369,946
Other comprehensive income	—	—	—	—	1,070	1,070
Balance as of October 27, 2024	408,048	$4,080	$1,824,384	$(1,605,706)	$664	$223,422

	39 Weeks Ended October 29, 2023
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 29, 2023	425,349	$4,253	$2,171,247	$(2,015,232)	$—	$160,268
Share-based compensation expense	—	—	178,897	—	—	178,897
Vesting of share-based compensation awards	5,696	57	(57)	—	—	—
Tax withholdings for share-based compensation awards	—	—	(5)	—	—	(5)
Distribution to parent	93	1	(1)	—	—	—
Tax sharing agreement with related parties	—	—	(4,999)	—	—	(4,999)
Noncash settlement with related parties	—	—	54,735	—	—	54,735
Net income	—	—	—	7,694	—	7,694
Balance as of October 29, 2023	431,138	$4,311	$2,399,817	$(2,007,538)	$—	$396,590

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	39 Weeks Ended
	October 27, 2024	October 29, 2023
Cash flows from operating activities
Net income	$369,946	$7,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,436	82,252
Share-based compensation expense	224,710	178,897
Non-cash lease expense	24,529	29,399
Change in fair value of equity warrants and investments	875	13,589
Deferred income tax benefit	(275,669)	—
Unrealized foreign currency losses, net	1,218	—
Other	(141)	3,810
Net change in operating assets and liabilities:
Accounts receivable	(39,208)	(34,436)
Inventories	(139,454)	(36,846)
Prepaid expenses and other current assets	(9,892)	(27,346)
Other non-current assets	2,803	(1,337)
Trade accounts payable	124,238	48,755
Accrued expenses and other current liabilities	40,440	140,374
Operating lease liabilities	(23,088)	(19,805)
Other long-term liabilities	2,066	1,664
Net cash provided by operating activities	388,809	386,664
Cash flows from investing activities
Capital expenditures	(92,920)	(110,902)
Proceeds from sales and maturities of marketable securities	538,402	750,000
Purchases of marketable securities	—	(876,189)
Cash paid for acquisition of business, net of cash acquired	—	(367)
Net cash provided by (used in) investing activities	445,482	(237,458)
Cash flows from financing activities
Repurchases of common stock	(875,197)	—
Income taxes paid for, net of proceeds from, parent reorganization transaction	(53,743)	—
Principal repayments of finance lease obligations	(730)	(479)
Payments of secondary offering costs	(58)	—
Payments for tax withholdings related to vesting of share-based compensation awards	(13)	(5)
Payments for tax sharing agreement with related parties	—	(10,279)
Payment of debt modification costs	—	(175)
Net cash used in financing activities	(929,741)	(10,938)
Effect of exchange rate changes on cash and cash equivalents	(148)	—
Net (decrease) increase in cash and cash equivalents	(95,598)	138,268
Cash and cash equivalents, as of beginning of period	602,232	331,641
Cash and cash equivalents, as of end of period	$506,634	$469,909
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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”). In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended October 27, 2024 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2024 (“10-Q Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2024 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	October 27, 2024	January 28, 2024
Outbound fulfillment	$450,061	$491,251
Advertising and marketing	128,981	106,339
Payroll liabilities	66,935	83,880
Accrued expenses and other	304,116	324,467
Total accrued expenses and other current liabilities	$950,093	$1,005,937

Stockholders’ Equity

Share Repurchase Activity

Share Repurchase Program

On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its Class A common stock, par value $0.01 per share (the “Class A common stock”), and/or Class B common stock, par value $0.01 per share (the “Class B common stock” and together with the Class A common stock, the “common stock”), pursuant to a share repurchase program (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, through repurchases made in compliance with Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or other means. The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. The Repurchase Program does not require the Company to repurchase any specific number of shares of common stock. The Repurchase Program has no expiration date and may be modified, suspended, or terminated at any time.

Stock Repurchase Agreement

On June 26, 2024, the Company entered into an agreement (the “Stock Repurchase Agreement”) with Buddy Chester Sub LLC, an entity affiliated with the Sponsors (the “Seller”), to repurchase an aggregate of 17,550,000 shares of Class A common stock from the Seller at a price per share of $28.49, resulting in an aggregate repurchase price of $500 million (the “Stock Repurchase”). The Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties.

Secondary Offering and Concurrent Stock Repurchase

On September 19, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the Seller and Morgan Stanley & Co, LLC (the “Underwriter”), relating to the offer and sale by the Seller of 16,666,667 shares of Class A common stock at a price to the public of $30.00 per share (the “Secondary Offering”). In addition, the Seller granted the Underwriter a 30-day option to purchase up to an additional 2,500,000 shares of Class A common stock, which the Underwriter exercised with respect to 1,250,000 shares of Class A common stock (the “Option Shares Offering”). The Company did not sell any shares of Class A common stock and did not receive any proceeds in connection with the Secondary Offering. Additionally, on September 18, 2024, the Company entered into an agreement (the “Concurrent Stock Repurchase Agreement”) with the Seller, to purchase $300 million of shares of Class A common stock from the Seller at a price per share of $29.40, resulting in the repurchase of an aggregate of 10,204,081 shares of Class A common stock (the “Concurrent Stock Repurchase”). The Concurrent Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties.

The Secondary Offering and Concurrent Stock Repurchase closed on September 23, 2024. The Option Shares Offering closed on October 15, 2024.

The total cost of repurchased shares of common stock in excess of par value, including the cost of commissions and excise taxes, is recorded to additional paid-in capital. The total cost for share repurchases executed and unpaid, as well as the cost of unpaid commissions and excise taxes, are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. During the thirty-nine weeks ended October 27, 2024, 2,930,257, 17,550,000, and 10,204,081 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program, Stock Repurchase Agreement, and Concurrent Stock Repurchase for a total cost of $75.2 million, $500.0 million, and $300.0 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of October 27, 2024, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $424.8 million. As of October 27, 2024, the total unpaid cost of share repurchases was $7.3 million and was entirely attributable to excise taxes.

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

On September 23, 2024, Buddy Chester Sub LLC converted 26,870,748 shares of Class B common stock into Class A common stock contemporaneously with the closing of the Secondary Offering and Concurrent Stock Repurchase.

On October 15, 2024, in connection with the Option Shares Offering, Buddy Chester Sub LLC converted 1,250,000 shares of Class B common stock into Class A common stock and sold these shares to the Underwriter.

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense in relation to its borrowing facilities, finance leases, and uncertain tax positions. The following table provides additional information about the Company’s interest income (expense), net (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Interest income	$5,254	$11,050	$35,541	$29,752
Interest expense	(1,353)	(877)	(4,196)	(2,635)
Interest income, net	$3,901	$10,173	$31,345	$27,117

Other Income (Expense), net

The Company’s other income (expense), net consists of: (i) changes in the fair value of equity warrants, investments, and tax indemnification receivables, (ii) foreign currency transaction gains and losses, and (iii) allowances for credit losses. The following table provides additional information about the Company’s other (expense) income, net (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Change in fair value of equity warrants	$(564)	$(33,800)	$(122)	$(13,542)
Foreign currency transaction losses	(270)	(289)	(1,188)	(179)
Change in fair value of tax indemnification receivables	517	—	1,512	—
Change in fair value of equity investments	281	(33)	544	(47)
Other (expense) income, net	$(36)	$(34,122)	$746	$(13,768)

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

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued this ASU to improve disclosures regarding the types of expenses included in commonly presented expense captions. This update is effective beginning with the Company’s 2027 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen and thirty-nine weeks ended October 27, 2024. Further, as of October 27, 2024, the Company did not record an allowance for credit losses related to its fixed income securities.

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

The following table includes a summary of financial instruments measured at fair value as of October 27, 2024 (in thousands):

	Level 1	Level 2	Level 3
Cash	$506,634	$—	$—
Cash and cash equivalents	506,634	—	—
Equity investments	885	—	—
Marketable securities	885	—	—
Unvested equity warrants	—	—	2,404
Total financial instruments	$507,519	$—	$2,404

The following table includes a summary of financial instruments measured at fair value as of January 28, 2024 (in thousands):

	Level 1	Level 2	Level 3
Cash	$602,232	$—	$—
Cash and cash equivalents	602,232	—	—
U.S. Treasury securities	531,592	—	—
Equity investments	193	—	—
Marketable securities	531,785	—	—
Unvested equity warrants	—	—	2,219
Total financial instruments	$1,134,017	$—	$2,219

As of October 27, 2024 and January 28, 2024, the deferred credit subject to vesting and performance requirements recognized within other long-term liabilities in exchange for the equity warrants was $4.7 million and $1.9 million, respectively.

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

	39 Weeks Ended
	October 27, 2024	October 29, 2023
Beginning balance	$2,219	$31,622
Change in fair value of unvested equity warrants	3,436	(23,182)
Equity warrants vested	(3,251)	—
Ending balance	$2,404	$8,440

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the unvested equity warrants as of October 27, 2024 (in thousands):

				Range
	Fair Value	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$2,404	Black-Scholes and Monte Carlo	Probability of vesting	0%	25%	17%

			Equity volatility	35%	75%	70%

4.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	October 27, 2024	January 28, 2024
Furniture, fixtures and equipment	$201,957	$174,092
Computer equipment	76,910	75,677
Internal-use software	218,098	183,380
Leasehold improvements	325,426	312,123
Construction in progress	90,511	82,014
	912,902	827,286
Less: accumulated depreciation and amortization	385,164	305,988
Property and equipment, net	$527,738	$521,298

Internal-use software includes labor and license costs associated with software development for internal use. As of October 27, 2024 and January 28, 2024, the Company had accumulated amortization related to internal-use software of $115.3 million and $87.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended October 27, 2024 and October 29, 2023, the Company recorded depreciation expense on property and equipment of $18.5 million and $16.6 million, respectively, and amortization expense related to internal-use software costs of $9.5 million and $8.0 million, respectively. For the thirty-nine weeks ended October 27, 2024 and October 29, 2023, the Company recorded depreciation expense on property and equipment of $54.7 million and $57.6 million, respectively, and amortization expense related to internal-use software costs of $27.8 million and $21.8 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on the Company’s borrowing base as of October 27, 2024, which is reduced by standby letters of credit, the Company had $777.6 million of borrowing capacity under the ABL Credit Facility. As of October 27, 2024 and January 28, 2024, the Company did not have any outstanding borrowings under the ABL Credit Facility, respectively.

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

The Company’s finance leases as of October 27, 2024 and January 28, 2024 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	October 27, 2024	January 28, 2024
Assets
Operating	Operating lease right-of-use assets	$458,037	$474,617
Total operating lease assets		$458,037	$474,617
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$33,015	$29,003
Non-current
Operating	Operating lease liabilities	510,612	527,795
Total operating lease liabilities		$543,627	$556,798

For the thirty-nine weeks ended October 27, 2024 and October 29, 2023, assets acquired in exchange for new operating lease liabilities were $8.0 million and $97.8 million, respectively. Lease expense primarily relates to operating lease costs. Lease expense for the thirteen weeks ended October 27, 2024 and October 29, 2023 was $27.3 million and $25.5 million, respectively. Lease expense for the thirty-nine weeks ended October 27, 2024 and October 29, 2023 was $80.4 million and $77.9 million, respectively. The aforementioned lease expense was included within selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash flows used in operating activities related to operating leases were approximately $78.9 million and $70.2 million for the thirty-nine weeks ended October 27, 2024 and October 29, 2023, respectively.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirty-nine weeks ended October 27, 2024 (in thousands, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 28, 2024	17,388	$34.65
Granted	23,587	$17.08
Vested	(6,923)	$34.04
Forfeited	(3,832)	$26.99
Unvested and outstanding as of October 27, 2024	30,220	$22.05

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	39 Weeks Ended
	October 27, 2024	October 29, 2023
Weighted average grant-date fair value of RSUs	$17.08	$34.25
Total fair value of vested RSUs (in millions)	$140.9	$142.9

As of October 27, 2024, total unrecognized compensation expense related to unvested RSUs was $539.4 million and is expected to be recognized over a weighted-average expected performance period of 2.6 years.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirty-nine weeks ended October 27, 2024 (in thousands, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of January 28, 2024	553	$28.49
Granted	1,623	$16.95
Vested	(38)	$38.50
Forfeited	(105)	$31.49
Unvested and outstanding as of October 27, 2024	2,033	$18.94

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	39 Weeks Ended
	October 27, 2024	October 29, 2023
Weighted average grant-date fair value of PRSUs	$16.95	$35.71
Total fair value of vested PRSUs (in millions)	$0.6	$74.1

As of October 27, 2024, total unrecognized compensation expense related to unvested PRSUs was $26.7 million and is expected to be recognized over a weighted-average expected performance period of 2.0 years.

During the thirty-nine weeks ended October 29, 2023, vesting occurred for 93,309 PRSUs, previously granted to an employee of PetSmart LLC (“PetSmart”). The issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of Class A common stock on the date of grant.

As of October 27, 2024, there were 83.4 million additional shares of Class A common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
RSUs	$74,567	$63,394	$216,616	$178,165
PRSUs	3,185	954	8,094	732
Total share-based compensation expense	$77,752	$64,348	$224,710	$178,897

9.    Income Taxes

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company recorded an income tax provision and an income tax benefit during the thirteen and thirty-nine weeks ended October 27, 2024 of $25.6 million and $215.6 million, respectively. The Company recorded an income tax provision during the thirteen and thirty-nine weeks ended October 29, 2023 of $1.7 million and $4.0 million, respectively.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income prior to the expiration of tax attributes to support the utilization of these assets.

During the thirty-nine weeks ended October 27, 2024, based on all available evidence, the Company determined that it was appropriate to release the valuation allowance on the Company’s U.S. federal and other state deferred tax assets of $275.7 million. As of October 27, 2024, the Company maintained a full valuation allowance against its foreign net deferred tax assets.

In connection with the Transactions, Chewy assumed $1.9 billion in income taxes which were fully indemnified by affiliates of BC Partners. During the thirty-nine weeks ended October 27, 2024, the Company paid $95.0 million, net of refunds received, and affiliates of BC Partners paid $7.3 million directly in federal and state income taxes relating to the preceding. The Company had an income tax payable of $6.6 million and $108.9 million as of October 27, 2024 and January 28, 2024, respectively.

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

The following table sets forth basic and diluted earnings (loss) per share attributable to the Company’s common stockholders for the periods presented (in thousands, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Basic and diluted earnings (loss) per share
Numerator
Earnings (loss) attributable to common Class A and Class B stockholders	$3,932	$(35,372)	$369,946	$7,694
Denominator
Weighted-average common shares used in computing earnings (loss) per share:
Basic	414,361	430,758	426,203	428,743
Effect of dilutive share-based awards	12,211	—	7,422	2,663
Diluted	426,572	430,758	433,625	431,406
Anti-dilutive share-based awards excluded from diluted common shares	5,701	16,781	7,667	10,868
Earnings (loss) per share attributable to common Class A and Class B stockholders:
Basic	$0.01	$(0.08)	$0.87	$0.02
Diluted	$0.01	$(0.08)	$0.85	$0.02

11.    Certain Relationships and Related Party Transactions

As of October 27, 2024, the Company had a payable to affiliates of BC Partners of $0.3 million with respect to future tax payments in connection with the Transactions, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. As of January 28, 2024, the Company had a receivable from affiliates of BC Partners of $48.3 million with respect to future tax payments in connection with the Transactions, which was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

As of October 27, 2024 and January 28, 2024, the Company had a receivable from affiliates of BC Partners of $21.2 million and $19.7 million, respectively, with respect to the indemnification for certain tax liabilities in connection with the Transactions, which was included in other non-current assets on the Company’s condensed consolidated balance sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2024 and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2024 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-Q Report for the quarterly period ended April 28, 2024, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-Q Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

	13 Weeks Ended			39 Weeks Ended
(in thousands, except net sales per active customer, per share data, and percentages)	October 27, 2024	October 29, 2023	% Change	October 27, 2024	October 29, 2023	% Change
Financial and Operating Data
Net sales	$2,877,635	$2,745,875	4.8%	$8,613,949	$8,321,816	3.5%
Net income (loss) (1)	$3,932	$(35,372)	111.1%	$369,946	$7,694	n/m
Net margin	0.1%	(1.3)%		4.3%	0.1%
Adjusted EBITDA (2)	$138,245	$82,581	67.4%	$446,004	$281,601	58.4%
Adjusted EBITDA margin (2)	4.8%	3.0%		5.2%	3.4%
Adjusted net income (2)	$84,922	$63,449	33.8%	$326,776	$215,953	51.3%
Earnings (loss) per share, basic (1)	$0.01	$(0.08)	112.5%	$0.87	$0.02	n/m
Earnings (loss) per share, diluted (1)	$0.01	$(0.08)	112.5%	$0.85	$0.02	n/m
Adjusted earnings per share, basic (2)	$0.20	$0.15	33.3%	$0.77	$0.50	54.0%
Adjusted earnings per share, diluted (2)	$0.20	$0.15	33.3%	$0.75	$0.50	50.0%
Net cash provided by operating activities	$183,462	$79,377	131.1%	$388,809	$386,664	0.6%
Free cash flow (2)	$151,767	$47,692	218.2%	$295,889	$275,762	7.3%
Active customers	20,160	20,266	(0.5)%	20,160	20,266	(0.5)%
Net sales per active customer	$567	$544	4.2%	$567	$544	4.2%
Autoship customer sales	$2,300,928	$2,116,458	8.7%	$6,775,983	$6,334,240	7.0%
Autoship customer sales as a percentage of net sales	80.0%	77.1%		78.7%	76.1%
n/m - not meaningful
(1) Includes share-based compensation expense and related taxes of $80.4 million and $232.4 million for the thirteen and thirty-nine weeks ended October 27, 2024, compared to $65.8 million and $187.9 million for the thirteen and thirty-nine weeks ended October 29, 2023.

(2) Adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted basic and diluted earnings per share, and free cash flow are non-GAAP financial measures.

We define net margin as net income divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted EBITDA, a non-GAAP financial measure that we calculate as net income excluding depreciation and amortization; share-based compensation expense and related taxes; income tax provision (benefit); interest income (expense), net; transaction related costs; changes in the fair value of equity warrants; severance and exit costs; and litigation matters and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, including various cash flow metrics, net income, net margin, and our other GAAP results.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated:

(in thousands, except percentages)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Income (Loss) to Adjusted EBITDA	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net income (loss)	$3,932	$(35,372)	$369,946	$7,694
Add (deduct):
Depreciation and amortization	28,981	25,540	85,436	82,252
Share-based compensation expense and related taxes	80,426	65,799	232,377	187,878
Interest income, net	(3,901)	(10,173)	(31,345)	(27,117)
Change in fair value of equity warrants	564	33,800	122	13,542
Income tax provision (benefit)	25,565	1,704	(215,556)	4,011
Exit costs	—	(778)	—	6,839
Transaction related costs	457	1,041	928	3,167
Other	2,221	1,020	4,096	3,335
Adjusted EBITDA	$138,245	$82,581	$446,004	$281,601
Net sales	$2,877,635	$2,745,875	$8,613,949	$8,321,816
Net margin	0.1%	(1.3)%	4.3%	0.1%
Adjusted EBITDA margin	4.8%	3.0%	5.2%	3.4%

Adjusted Net Income and Adjusted Basic and Diluted Earnings per Share

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-Q Report adjusted net income and adjusted basic and diluted earnings per share, which represent non-GAAP financial measures. We calculate adjusted net income as net income excluding share-based compensation expense and related taxes, changes in valuation allowances associated with deferred tax assets, changes in the fair value of equity warrants, and severance and exit costs. We calculate adjusted basic and diluted earnings per share by dividing adjusted net income attributable to common stockholders by the weighted-average shares outstanding during the period. We have provided a reconciliation below of adjusted net income to net income, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of net income (loss) to adjusted net income, as well as the calculation of adjusted basic and diluted earnings (loss) per share, for each of the periods indicated:

(in thousands, except per share data)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Income (Loss) to Adjusted Net Income	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net income (loss)	$3,932	$(35,372)	$369,946	$7,694
Add (deduct):
Share-based compensation expense and related taxes	80,426	65,799	232,377	187,878
Change in fair value of equity warrants	564	33,800	122	13,542
Deferred income tax benefit	—	—	(275,669)	—
Exit costs	—	(778)	—	6,839
Adjusted net income	$84,922	$63,449	$326,776	$215,953
Weighted-average common shares used in computing earnings (loss) per share and adjusted earnings per share:
Basic	414,361	430,758	426,203	428,743
Effect of dilutive share-based awards (1)	12,211	1,414	7,422	2,663
Diluted (1)	426,572	432,172	433,625	431,406
Earnings (loss) per share attributable to common Class A and Class B stockholders
Basic	$0.01	$(0.08)	$0.87	$0.02
Diluted (1)	$0.01	$(0.08)	$0.85	$0.02
Adjusted basic	$0.20	$0.15	$0.77	$0.50
Adjusted diluted (1)	$0.20	$0.15	$0.75	$0.50
(1) For the thirteen weeks ended October 29, 2023, our calculation of adjusted diluted earnings per share attributable to common Class A and Class B stockholders requires an adjustment to the weighted-average common shares used in the calculation to include the weighted-average dilutive effect of share-based awards.

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this 10-Q Report free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less capital expenditures (which consist of purchases of property and equipment, capitalization of labor related to our websites, mobile applications, software development, and leasehold improvements). We have provided a reconciliation below of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.

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

Free cash flow has limitations as a financial measure and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, capital expenditures and our other GAAP results.

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

(in thousands)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023
Net cash provided by operating activities	$183,462	$79,377	$388,809	$386,664
Deduct:
Capital expenditures	(31,695)	(31,685)	(92,920)	(110,902)
Free Cash Flow	$151,767	$47,692	$295,889	$275,762

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

Results of Consolidated Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

	13 Weeks Ended					39 Weeks Ended
				% of net sales					% of net sales
(in thousands, except percentages)	October 27, 2024	October 29, 2023	% Change	October 27, 2024	October 29, 2023	October 27, 2024	October 29, 2023	% Change	October 27, 2024	October 29, 2023
Consolidated Statements of Operations
Net sales	$2,877,635	$2,745,875	4.8%	100.0%	100.0%	$8,613,949	$8,321,816	3.5%	100.0%	100.0%
Cost of goods sold	2,033,762	1,964,019	3.6%	70.7%	71.5%	6,072,248	5,958,383	1.9%	70.5%	71.6%
Gross profit	843,873	781,856	7.9%	29.3%	28.5%	2,541,701	2,363,433	7.5%	29.5%	28.4%
Operating expenses:
Selling, general and administrative	626,471	612,375	2.3%	21.8%	22.3%	1,850,299	1,816,653	1.9%	21.5%	21.8%
Advertising and marketing	191,770	179,200	7.0%	6.7%	6.5%	569,103	548,424	3.8%	6.6%	6.6%
Total operating expenses	818,241	791,575	3.4%	28.4%	28.8%	2,419,402	2,365,077	2.3%	28.1%	28.4%
Income (loss) from operations	25,632	(9,719)	n/m	0.9%	(0.4)%	122,299	(1,644)	n/m	1.4%	0.0%
Interest income, net	3,901	10,173	(61.7)%	0.1%	0.4%	31,345	27,117	15.6%	0.4%	0.3%
Other (expense) income, net	(36)	(34,122)	99.9%	(0.0)%	(1.2)%	746	(13,768)	105.4%	0.0%	(0.2)%
Income (loss) before income tax provision (benefit)	29,497	(33,668)	187.6%	1.0%	(1.2)%	154,390	11,705	n/m	1.8%	0.1%
Income tax provision (benefit)	25,565	1,704	n/m	0.9%	0.1%	(215,556)	4,011	n/m	(2.5)%	0.0%
Net income (loss)	$3,932	$(35,372)	111.1%	0.1%	(1.3)%	$369,946	$7,694	n/m	4.3%	0.1%
n/m - not meaningful

Thirteen and Thirty-Nine Weeks Ended October 27, 2024 Compared to Thirteen and Thirty-Nine Weeks Ended October 29, 2023

Net Sales

	13 Weeks Ended				39 Weeks Ended
(in thousands, except percentages)	October 27, 2024	October 29, 2023	$ Change	% Change	October 27, 2024	October 29, 2023	$ Change	% Change
Consumables	$2,043,173	$1,984,688	$58,485	2.9%	$6,106,307	$5,993,689	$112,618	1.9%
Hardgoods	296,526	285,028	11,498	4.0%	901,762	893,301	8,461	0.9%
Other	537,936	476,159	61,777	13.0%	1,605,880	1,434,826	171,054	11.9%
Net sales	$2,877,635	$2,745,875	$131,760	4.8%	$8,613,949	$8,321,816	$292,133	3.5%

Net sales for the thirteen weeks ended October 27, 2024 increased by $131.8 million, or 4.8%, to $2.9 billion compared to $2.7 billion for the thirteen weeks ended October 29, 2023. This increase was primarily driven by growth in customer spending from both new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $23, or 4.2%, in the thirteen weeks ended October 27, 2024 compared to the thirteen weeks ended October 29, 2023, driven by growth across our healthcare and specialty businesses.

Net sales for the thirty-nine weeks ended October 27, 2024 increased by $292.1 million, or 3.5%, to $8.6 billion compared to $8.3 billion for the thirty-nine weeks ended October 29, 2023. This increase was primarily driven by growth in customer spending from both new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $23, or 4.2%, in the thirty-nine weeks ended October 27, 2024 compared to the thirty-nine weeks ended October 29, 2023, driven by growth across our healthcare and specialty businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended October 27, 2024 increased by $69.7 million, or 3.6%, to $2.0 billion compared to $2.0 billion in the thirteen weeks ended October 29, 2023. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network.

Cost of goods sold for the thirty-nine weeks ended October 27, 2024 increased by $113.9 million, or 1.9%, to $6.1 billion compared to $6.0 billion in the thirty-nine weeks ended October 29, 2023. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network.

Gross profit for the thirteen weeks ended October 27, 2024 increased by $62.0 million, or 7.9%, to $843.9 million compared to $781.9 million in the thirteen weeks ended October 29, 2023. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirteen weeks ended October 27, 2024 increased by 80 basis points compared to the thirteen weeks ended October 29, 2023, primarily due to supply chain efficiency gains across our network as well as margin expansion across our consumables, healthcare, and private brands businesses.

Gross profit for the thirty-nine weeks ended October 27, 2024 increased by $178.3 million, or 7.5%, to $2.5 billion compared to $2.4 billion in the thirty-nine weeks ended October 29, 2023. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for the thirty-nine weeks ended October 27, 2024 increased by 110 basis points compared to the thirty-nine weeks ended October 29, 2023, primarily due to supply chain efficiency gains across our network as well as margin expansion across our consumables, healthcare, and private brands businesses.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended October 27, 2024 increased by $14.1 million, or 2.3%, to $626.5 million compared to $612.4 million in the thirteen weeks ended October 29, 2023. This was primarily due to an increase of $14.6 million in non-cash share-based compensation expense and related taxes, partially offset by a decrease of $0.5 million in fulfillment costs attributable to automation and supply chain efficiencies within our fulfillment network, while facilities expenses and other general and administrative expenses remained consistent.

Selling, general and administrative expenses for the thirty-nine weeks ended October 27, 2024 increased by $33.6 million, or 1.9%, to $1.9 billion compared to $1.8 billion in the thirty-nine weeks ended October 29, 2023. This was primarily due to an increase of $44.5 million in non-cash share-based compensation expense and related taxes, partially offset by a decrease of $8.0 million in fulfillment costs attributable to automation and supply chain efficiencies within our fulfillment network as well as a decrease of $2.9 million in facilities expenses and other general and administrative expenses attributable to lower corporate headcount.

We have recently undertaken a project that will modernize our finance information technology architecture. At the conclusion of this project, which we believe will occur towards the end of our 2025 fiscal year, we aim to have, among other things, (i) the ability to produce financial information across different segments of the Company, which supports scalability for future growth, (ii) expanded visibility and analytical capabilities with respect to our data, and (iii) an infrastructure that enables the use of artificial intelligence and other system advancements that will create further efficiencies for our team members. The project will not require meaningful capital investment.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended October 27, 2024 increased by $12.6 million, or 7.0%, to $191.8 million compared to $179.2 million in the thirteen weeks ended October 29, 2023. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels as well as expansion into Canada, contributing to new customer acquisition, customer retention, and an increase in wallet share from our large and stable customer base.

Advertising and marketing expenses for the thirty-nine weeks ended October 27, 2024 increased by $20.7 million, or 3.8%, to $569.1 million compared to $548.4 million in the thirty-nine weeks ended October 29, 2023. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels as well as expansion into Canada, contributing to new customer acquisition, customer retention, and an increase in wallet share from our large and stable customer base.

Interest Income (Expense), net

Interest income for the thirteen weeks ended October 27, 2024 decreased by $6.3 million, to $3.9 million compared to interest income of $10.2 million in the thirteen weeks ended October 29, 2023. This decrease was due to a decrease in interest income generated by cash and cash equivalents and marketable securities and an increase in interest expenses incurred.

Interest income for the thirty-nine weeks ended October 27, 2024 increased by $4.2 million, to $31.3 million compared to interest income of $27.1 million in the thirty-nine weeks ended October 29, 2023. This increase was due to interest income generated by cash and cash equivalents and marketable securities exceeding interest expenses incurred.

Other Income (Expense), net

Other expense for the thirteen weeks ended October 27, 2024 decreased by $34.1 million, to $0.0 million compared to other expense of $34.1 million in the thirteen weeks ended October 29, 2023. This decrease was primarily due to increases in the fair value of equity warrants, tax indemnification receivables, and equity investments.

Other income for the thirty-nine weeks ended October 27, 2024 increased by $14.5 million, to $0.7 million compared to other expense of $13.8 million in the thirty-nine weeks ended October 29, 2023. This increase was primarily due to increases in the fair value of equity warrants, tax indemnification receivables, and equity investments, partially offset by foreign currency transaction losses.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consisted primarily of cash on deposit with banks. Cash and cash equivalents totaled $506.6 million as of October 27, 2024, a decrease of $95.6 million from January 28, 2024. Marketable securities consisted primarily of equity investments and totaled $0.9 million as of October 27, 2024, a decrease of $530.9 million from January 28, 2024.

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

Cash Flows

	39 Weeks Ended
($ in thousands)	October 27, 2024	October 29, 2023
Net cash provided by operating activities	$388,809	$386,664
Net cash provided by (used in) investing activities	$445,482	$(237,458)
Net cash used in financing activities	$(929,741)	$(10,938)

Operating Activities

Net cash provided by operating activities was $388.8 million for the thirty-nine weeks ended October 27, 2024, which primarily consisted of $369.9 million of net income, partially offset by $61.0 million of non-cash adjustments such as deferred income tax benefit of $275.7 million, share-based compensation expense of $224.7 million, and depreciation and amortization expense of $85.4 million, and a cash decrease of $23.9 million from working capital. Cash decreases from working capital were primarily driven by an increase in inventories, receivables, and other current assets, partially offset by an increase in payables and other current liabilities.

Net cash provided by operating activities was $386.7 million for the thirty-nine weeks ended October 29, 2023, which primarily consisted of $7.7 million of net income, $307.9 million of non-cash adjustments such as share-based compensation expense of $178.9 million and depreciation and amortization expense of $82.3 million, and a cash increase of $90.5 million from working capital. Cash increases from working capital were primarily driven by an increase in other current liabilities and payables, partially offset by an increase in inventories, receivables, and other current assets.

Investing Activities

Net cash provided by investing activities was $445.5 million for the thirty-nine weeks ended October 27, 2024, primarily consisting of $538.4 million for the maturities and sales of marketable securities, partially offset by $92.9 million for capital expenditures related to the launch of new and future pharmacy facilities, veterinary clinics, and fulfillment centers as well as additional investments in IT hardware and software.

Net cash used in investing activities was $237.5 million for the thirty-nine weeks ended October 29, 2023, primarily consisting of $126.2 million for the purchases of marketable securities, net of maturities and $110.9 million for capital expenditures. Capital expenditures were related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Financing Activities

Net cash used in financing activities was $929.7 million for the thirty-nine weeks ended October 27, 2024 primarily consisting of $875.2 million for repurchases of common stock, $53.7 million for income taxes paid for, net of proceeds from, the parent reorganization transaction, principal repayments of finance lease obligations, and payments for secondary offering costs.

Net cash used in financing activities was $10.9 million for the thirty-nine weeks ended October 29, 2023, and consisted of payments made pursuant to the tax sharing agreement with related parties, principal repayments of finance lease obligations, and payment of debt modification costs.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities up to $250 million, subject to customary conditions. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of October 27, 2024, which is reduced by standby letters of credit, we had $777.6 million of borrowing capacity under the ABL Credit Facility. As of October 27, 2024 and January 28, 2024, we did not have any outstanding borrowings under the ABL Credit Facility, respectively.

Share Repurchase Activity

On May 24, 2024, our Board of Directors authorized the Company to repurchase up to $500 million of its Class A common stock, par value $0.01 per share (the “Class A common stock”), and/or Class B common stock, par value $0.01 per share (the “Class B common stock” and together with the Class A common stock, the “common stock”), pursuant to a share repurchase program (the “Repurchase Program”). The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. We are not required to repurchase any specific number of shares of common stock. The Repurchase Program has no expiration date and may be modified, suspended, or terminated at any time.

On June 26, 2024, the Company entered into an agreement (the “Stock Repurchase Agreement”) with Buddy Chester Sub LLC, an entity affiliated with the Sponsors (the “Seller”), to repurchase an aggregate of 17,550,000 shares of Class A common stock from the Seller at a price per share of $28.49, resulting in an aggregate repurchase price of $500 million (the “Stock Repurchase”).

On September 18, 2024, the Company entered into an agreement (the “Concurrent Stock Repurchase Agreement”) with the Seller to purchase $300 million of shares of Class A common stock from the Seller at a price per share of $29.40, resulting in the repurchase of an aggregate of 10,204,081 shares of Class A common stock (the “Concurrent Stock Repurchase”).

During the thirty-nine weeks ended October 27, 2024, 2,930,257, 17,550,000, and 10,204,081 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program, Stock Repurchase, and Concurrent Stock Repurchase for a total cost of $75.2 million, $500.0 million, and $300.0 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of October 27, 2024, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $424.8 million. As of October 27, 2024, the total unpaid cost of share repurchases was $7.3 million and was entirely attributable to excise taxes.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 27, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended October 27, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to shares of Class A common stock repurchased by Chewy, Inc. during the thirteen weeks ended October 27, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions) (3)(4)
July 29, 2024 - August 25, 2024	774,185	$24.37	774,185	$448.4
August 26, 2024 - September 29, 2024	11,038,651	$29.31	834,570	$424.8
September 30, 2024 - October 27, 2024	—	$—	—	$424.8
Total	11,812,836		1,608,755
(1) The purchased shares consisted of 1,608,755 shares of Class A common stock repurchased pursuant to the Repurchase Program and 10,204,081 shares of Class A common stock repurchased pursuant to the Concurrent Stock Repurchase.

(2) Average price paid per share under the Repurchase Program excludes the cost of commissions and excise taxes associated with the repurchases. For the period of August 26, 2024 through September 29, 2024, the average price paid per share pursuant to the Repurchase Program and Concurrent Stock Repurchase was $28.25 and $29.40, respectively.

(3) On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s common stock pursuant to the Repurchase Program. The Repurchase Program has no expiration date and may be modified, suspended or terminated at any time. Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

(4) Approximate dollar value of shares that may yet be purchased under the Repurchase Program excludes the cost of commissions and excise taxes associated with the repurchases.

Item 5. Other Information

Rule 10b5-1 Plan Elections

On September 11, 2024, David Reeder, the Company’s Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K in the form of a “sell-to-cover” instruction of indefinite duration to instruct the Company to sell shares of Class A common stock to satisfy tax withholding obligations arising from the vesting of RSUs. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The number of shares that will be sold under the arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our Class A common stock at the time of settlement.

On September 11, 2024, William Billings, the Company’s Chief Accounting Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K in the form of a “sell-to-cover” instruction of indefinite duration to instruct the Company to sell shares of Class A common stock to satisfy tax withholding obligations arising from the vesting of RSUs. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The number of shares that will be sold under the arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our Class A common stock at the time of settlement.

On September 19, 2024, Aseemita Malhotra, the Company's President of Chewy Health, and spouse of the Company's Chief Executive Officer, Sumit Singh, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on December 31, 2025, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 142,322 shares.

On September 25, 2024, Sumit Singh, the Company’s Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on December 31, 2025, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 1,387,271 shares.

On October 2, 2024, Satish Mehta, the Company’s Chief Technology Officer, terminated the “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K that he had previously adopted on July 12, 2024. On October 6, 2024, Satish Mehta adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on December 31, 2025, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 541,328 shares.

On October 6, 2024, David Reeder, the Company’s Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on December 31, 2025, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 581,251 shares.

During the thirteen weeks ended October 27, 2024, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	*Form of Performance-Based Restricted Stock Unit Agreement					X
10.2	*Form of Restricted Stock Unit Agreement					X
10.3	*Separation Agreement, dated July 18, 2024, by and between Chewy, Inc. and Stacy Bowman					X
10.4	Underwriting Agreement, dated as of September 19, 2024, among Chewy, Inc., Buddy Chester Sub LLC, and Morgan Stanley and Co. LLC.	8-K	001-38936	1.1	September 23, 2024
10.5	Stock Repurchase Agreement, dated September 18, 2024 by and between Chewy, Inc. and Buddy Chester Sub LLC.	8-K	001-38936	10.1	September 23, 2024
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

CHEWY, INC.

Date:	December 4, 2024	By:	/s/ David Reeder
David Reeder
Chief Financial Officer