Form 10-K
period 2025-02-02
Chewy, Inc.
filed 2025-03-26
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of July 26, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of $25.04 per share as reported on the New York Stock Exchange on July 26, 2024 was approximately $3.5 billion.

Class	Outstanding as of March 19, 2025
Class A Common Stock, $0.01 par value per share	193,939,665
Class B Common Stock, $0.01 par value per share	219,698,561

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended February 2, 2025.

CHEWY, INC.
FORM 10-K
For the Fiscal Year Ended February 2, 2025

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our share repurchase program, our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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
•estimate our market share;
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
•maintain and scale our technology, the reliability of our websites, mobile applications and network infrastructure, including through the use of artificial intelligence;
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

Item 1. Business

Overview

Chewy, Inc. began operating as Chewy.com in 2011 and Chewy.com, LLC was formed as a Delaware limited liability company in October 2013. On March 16, 2016, Chewy.com, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Chewy, Inc. Chewy, Inc. completed the initial public offering of its Class A common stock, par value $0.01 per share (the “Class A common stock”), on June 18, 2019. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

Our mission is to be the most trusted and convenient destination for pet parents and partners everywhere. We believe that we are the preeminent online source for pet products, supplies and prescriptions as a result of our broad selection of high-quality products and services, which we offer at competitive prices and deliver with an exceptional level of care and a personal touch to build brand loyalty and drive repeat purchasing. We seek to continually develop innovative ways for our customers to engage with us, as our websites and mobile applications allow our pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to conveniently shop for our products. We partner with approximately 3,200 of the best and most trusted brands in the pet industry, and we create and offer our own private brands. Through our websites and mobile applications, we offer our customers approximately 130,000 products and services offerings, to bring what we believe is a high-bar, customer-centric experience to our customers. By leveraging our extensive supply chain infrastructure consisting of fulfillment centers located in the U.S. and Canada, we are typically able to offer our products in a localized manner with the capability to serve over 80% of the U.S. population overnight and almost 100% in two days.

Our Industry

We operate in the large and growing pet industry, which consists of pet food and treats, pet supplies and pet medications, other pet-health products, and pet services.

“Pet humanization” and premiumization driving higher spending per pet

Pet parents increasingly view pets as part of the family and are willing to spend more on higher-quality goods and services for those family members. According to research conducted by Packaged Facts, 93% of pet owners in the U.S. consider their pets to be a part of their family. Additionally, 85% of pet owners agree with the statement that pets are central to their home life, and 73% would go as far as to say they consider themselves a “pet parent.” Furthermore, according to Packaged Facts, pet parents look for products that improve their pet’s health and wellness, with 74% of pet parents willing to pay more for foods with extra health and wellness benefits.

Historical and projected growth in pet spending

According to Packaged Facts, spending in the U.S. pet market has grown from $92 billion in 2018 to an estimated $151 billion in 2024, or at an 8.7% compounded annual growth rate (“CAGR”) over that time. Packaged Facts projects the U.S. pet market to grow at an estimated CAGR of approximately 4% from 2024 through 2028.

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

The pet industry experienced a significant increase in demand as a result of the COVID-19 pandemic despite the overall economic downturn, particularly within the e-commerce channel. Pet adoptions and fostering surged with “stay-at-home” orders due to the COVID-19 pandemic, further increasing demand and the continued humanization of pets. The impacts of COVID-19 remain prominent in pet health trends, with 46% of dog and cat owners noting they still pay closer attention to their pets’ health and wellness because of COVID-19, according to Packaged Facts.

While the COVID-19 pandemic and subsequent economic downturn have impacted consumer spending broadly, the pet industry continues to demonstrate resiliency and the stickiness of pet care spending. According to Packaged Facts, as of August 2024, only 10% of pet owners agreed that they were spending less on pet food compared to the preceding 12 months.

Rapid shift to online shopping, with significant remaining opportunity

The pet industry, like many other industries in the U.S., continues to shift from in-store to online purchases as internet shopping continues to take market share from brick-and-mortar retail. Packaged Facts reports that online shopping grew from 20% of U.S. retail pet product sales in 2018 to an estimated 38% in 2024 with over $37 billion of pet food and treats sold online. This represents a 23% CAGR for online pet retail over that time frame.

According to Packaged Facts, 56% of pet product shoppers surveyed in January 2024 had purchased pet products through a website in the last 12 months, and 36% through a smartphone application. We believe that the secular trend toward online shopping will continue for a significant period as consumers look to benefit from the convenience of home delivery and subscription-based purchasing, and the heightened safety of a “contactless” shopping experience.

Growing trend of subscription-based purchasing

Additionally, according to a Packaged Facts survey conducted in January 2024, among those who buy pet products online, 54% have used an Autoship/subscription purchasing program within the last 12 months for pet-related products. According to Packaged Facts, 28% of pet parents surveyed in January 2024 used subscription-based purchasing for pet food in the prior 12 months, which was up from 22% of pet parents surveyed in January 2023. We believe that the trend of increased subscription-based purchasing behavior within the broader trend towards online shopping supports higher levels of customer retention and revenue visibility.

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

◦Customer service expertise that is knowledgeable and empowered. Our customer service representatives (“CSRs”) share a common bond - they love pets. This shared passion is evident in every interaction they have with our customers, whether via phone, email, or interactive live-chat. In addition, contacting us is easy, with virtually all customer calls being answered in less than ten seconds. From the moment they join Chewy, our CSRs receive extensive training from our knowledgeable team, learning about the world of pets and our product offerings. Thereafter, they continue learning about brands and pets of all types via recurring training. This allows them to further hone their ability to deliver highly specialized, informed, and authentic advice to our customers.

◦Engaging with customers on a personalized level. We empower our CSRs to go above and beyond for our customers, and they do so with the knowledge that our commitment to our customers is our number one priority. We engage with pet parents thousands of times per day, and we embrace the opportunity to “WOW” our customers each time, from surprising them with a hand-painted pet portrait to sending personalized expressions of sympathy to a family who has recently lost their pet. In addition, we have developed integrated technology that enables us to capture profiles for each of our customers as well as their pets so that we may provide them with personalized recommendations. The expertise of our CSRs, combined with the tools that we provide them, allows us to deliver a high-touch and high-quality experience to our customers, which we believe results in higher retention rates.

•We offer a wide assortment of pet products and services across health and retail categories—and we continue to grow that assortment—which we offer at competitive prices. We carry approximately 3,200 carefully selected brands and approximately 130,000 products and service offerings, representing many of the best and most popular products, and we regularly add new products as we strive to offer everything that pet parents may need or want for their pets. In addition, we offer a wide range of free educational media (such as blogs, videos, and tutorials on our website, Be.Chewy.com and pet health focused content on our website, PetMD.com) to enhance our product offerings and the buying experience, helping pet parents choose the right product for their pet or find answers to commonly asked questions specific to their type of pet. Additionally, we offer a wide range of pet health related products and services and operate the #1 pet pharmacy in America. In 2020, we launched medication compounding capabilities within our Chewy Pharmacy business and launched our telehealth service called “Connect with a Vet.” In 2021, we expanded access to “Connect with a Vet” to all Chewy customers, with access remaining free of charge for our Autoship customers and in 2022, we further expanded this access to all registered Chewy customers. In 2022, we also launched Careplus, our product suite of Insurance and Wellness plans offering comprehensive coverage options across varying price points. In 2023, we expanded our CarePlus suite of offerings, allowing us to meet the needs of a broader range of pet parents and increase access to affordable and high-quality pet healthcare offerings. In 2024, we opened and operated eight veterinary clinics under the brand name “Chewy Vet Care,” offering pet health services including routine appointments, urgent care and surgery. Chewy Vet Care practices are powered by our own custom-built technology platform offering a seamless and efficient experience for pet parents and vet care providers alike.

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

•We deploy capital efficiently. We invest cash flow generated from our existing customer base to attract new customers and scale our platforms. Additionally, we expect to continue to invest in new growth areas across our business, including expansion of Chewy’s health products and services offerings following the launch of Chewy Vet Care clinics in 2024. We also expect to continue to invest in technology and product innovation to continue scaling our platform, customer support, marketing efforts, and supply chain in order to drive growth and profitability.

•Our technology platform is scalable. Our advanced technology platform was developed to enable us to grow our sales volume and increase the number of active customers while reducing marginal transaction and operational costs. Given the significant fixed-cost component of our technology platform, we expect that our cost per transaction will continue to decrease as our sales volume grows. The scalability and integrated nature of our technology platform also allow us to run our operations in a cost-efficient manner by decreasing the number of our operational personnel and automating many of our planning and fulfillment processes. For example, we have significantly improved our processes for picking and packing orders through better forecasting, inventory placement, and optimal labor planning, as well as investing in automated fulfillment processes. Our customer service model, while “high touch,” provides our CSRs with up-to-date customer data to optimize their productivity. As we continue to grow, we expect that we will be able to further scale our fixed costs. Examples of our scalable technology include i) our rollout of PracticeHub in 2021, which is an e-commerce solution for veterinarians that allows them to integrate their existing practice management software with our fulfillment and customer service capabilities, as well as ii) our sponsored ads business which has evolved from a beta version in 2022 to a more comprehensive suite of ad product offerings for our vendor partners. We believe sponsored ads will enable us to scale contextual advertisements, which in turn should deliver highly relevant products to customers and high-margin revenue to our business.

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

•Expand further into pet healthcare. We provide customers with a broad and comprehensive selection of over-the-counter and veterinarian diet offerings and Chewy Pharmacy products for their prescription and special diet needs. In recent years, we have expanded our products and services to advance our mission to be the most trusted resource for pet parents and veterinarians alike, and to make pet healthcare more affordable and accessible to pet parents. We believe that we share a common goal of pet health and wellness with the veterinarian community, and we will continue to utilize our strengths to enhance partnerships with customers and veterinarians alike. In 2020, we launched “Connect with a Vet,” an industry-leading telehealth service that allows pet parents to connect directly with licensed veterinarians or veterinary technicians for pet care. We expanded paid access for this service to all customers with complimentary access for our Autoship customers in 2021, and in 2022 we expanded complimentary access for this service to all registered customers. In 2020, we also offered customers the ability to order compounding medications in the form of customized, pharmaceutical grade, prescription medications that meet their pets’ unique needs through our own Chewy Pharmacy. Today, Chewy operates the #1 pet pharmacy in America. In 2021, we launched PracticeHub, a complete e-commerce solution for veterinarians that can integrate with their existing management software, manage preapproved prescriptions, and enable practices to earn revenue with Chewy while we handle inventory, fulfillment, shipping, and customer service. As of February 2, 2025, we have approximately 17,000 veterinary practices enrolled in the platform, representing an estimated 50% of all U.S. vet clinics. In 2022, we launched and expanded the CarePlus product suite of Insurance and Wellness plans to provide diversified offerings across price points and coverage options. In 2023, we expanded our CarePlus offering, allowing us to meet the needs of a broader range of pet parents. In 2022, we also completed our acquisition of Petabyte Technology Inc. (“Petabyte”), a provider of veterinary cloud-based technology solutions. In 2024, we opened and operated eight veterinary clinics under the brand name “Chewy Vet Care,” offering pet health services including routine appointments, urgent care and surgery. Chewy Vet Care practices are powered by our customized technology platform offering a seamless and efficient experience for pet parents and vet care providers alike.

•Expand into new markets. In 2023, we launched Chewy Canada, bringing Chewy’s compelling value proposition to millions of pet parents in Canada. Canada has a large and growing pet market, with a June 2024 Packaged Facts report estimating that approximately 63% of Canadian households have pets. Our goal is to provide all pet parents with the same convenient delivery experience, broad assortment, and high-quality service that our U.S. customers enjoy. We believe Chewy’s value proposition and business model can extend beyond North America and believe there is an opportunity to expand into additional international markets in the future. We expect to remain highly thoughtful, deliberate and ROI-focused as we evaluate expansion into additional international markets.

•Explore broader platform opportunities. We believe that there are additional pet offerings that can drive future growth and that our platform extends strong complementarities to other categories, including additional pet services, should we choose to do so. The strengths of our platform may enable us to sell directly to businesses in addition to consumers.

Customers and Markets

We serve customers through our websites and mobile applications and focus on delivering the best products with the best service at competitive prices. We operate customer service centers 24/7 to serve our customers every single day of the year. We serve pet parents across the U.S. and in Canada.

Competition

The pet products and services industry is highly competitive and can be organized into the following categories: internet (including online sales by omnichannel players); pet specialty stores; mass merchandisers/discount stores/supercenters; food stores; wholesale clubs; farm/feed stores; independent pet channel; dollar stores; drug stores; natural food; and veterinary.

Competition in the pet products and services industry is strong, particularly within the e-commerce channel as the industry continues to experience a shift from in-store to online shopping. We face competition from the websites of our competitors such as other online retailers, online sales for omnichannel retailers, our suppliers’ own websites, and traditional brick and mortar retailers as well as those in the veterinary channel. Some of the principal competitive factors influencing our business are price, product selection and availability, fast and reliable delivery, and customer service. We believe our ability to provide a seamless shopping experience, fast and reliable delivery options, including our convenient Autoship subscription program, and our knowledgeable customer service sets us apart from our competitors.

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

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typically high concentration of revenue in the holiday quarter. Our net sales reflect consistent customer purchasing behavior between quarters. We recognized 24%, 24%, 24% and 28% of our annual net sales during the first, second, third, and fourth quarters of fiscal year 2024, respectively, and the fourth quarter of fiscal year 2024 included the impact of a 53rd week.

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

We employed approximately 18,000 full-time and part-time employees as of February 2, 2025 and engage staffing agencies to supplement our workforce. As of March 19, 2025, none of our employees were represented by a labor union or covered by a collective bargaining agreement. We provide our employees with support resources and programs that advance employee engagement, communication, and feedback, such as an annual engagement survey and quarterly pulse surveys, which we use to assess and improve our practices and policies. We also invest in the education, training, and development of employees by providing learning opportunities through various courses and programs and our internal custom learning platform, Chewy University.

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

Community Involvement. Our Chewy Gives Back team works tirelessly at continuing our philanthropic mission of supporting animal shelters and rescues everywhere. During fiscal year 2024, we donated $54 million in products and supplies to animal shelters and rescues.

People and Culture. We strive to foster inclusive, engaging and safe working environments in which our employees can be their authentic and best selves. We hire, retain, and promote exceptional talent that values different backgrounds, experiences, and perspectives. Our seven Team Member Resource Groups, which are available to all full-time employees and led by employee volunteers, seek to provide opportunities for employees to build connections and understanding through awareness programs and events.

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
•If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.
•Our continued success is largely dependent on positive perceptions of the Company.
•Our operating expenses may increase over the next few years, and we may generate operating losses as we continue to expand our business.
•We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.
•Our estimate of the size of our addressable markets may prove to be inaccurate.
•We may be unable to source additional suppliers or strengthen our existing relationships with suppliers. In addition, the loss of any of our key suppliers would negatively impact our business.
•Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition and results of operations.
•If we do not successfully optimize, operate, and manage the expansion of the capacity of our fulfillment centers, our business, financial condition and results of operations could be harmed.
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

•Disruptions to software-as-a-service (“SaaS”) technologies from third parties may adversely affect our business, financial condition and results of operations.
•Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or to otherwise protect our confidential information, could damage our reputation and brand and harm our business, financial condition and results of operations.
•Safety, quality, and health concerns regarding our products could affect our business, financial condition and results of operations.
•Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the United States (“U.S.”), could materially and adversely affect our business, financial condition and results of operations.
•We are subject to extensive laws and regulations and we may incur material liabilities or costs related to complying with existing or future laws and regulations, and our failure to comply may result in enforcements, penalties, recalls, and other adverse actions.
•We may inadvertently not comply with various laws and regulations covering our pet health business, which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our licenses.
•Resistance from veterinarians to authorize prescriptions, or their efforts to discourage pet owners from purchasing from us, could cause our sales to decrease and could adversely affect our business, financial condition and results of operations.
•Failure to comply with laws and regulations relating to privacy, data protection, cybersecurity, marketing and advertising and consumer protection, could adversely affect our business, financial condition and results of operations.
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
•We rely on the performance of members of management and highly-skilled personnel, and our business could be harmed if we are unable to attract, develop, motivate, and retain highly-qualified and skilled employees.
•Uncertainties in economic conditions, industry trends, and market conditions, and their impact on the pet market, could adversely impact our business, financial condition and results of operations.
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
•Regulation of the sale of insurance for pets is subject to change, and future regulations could adversely affect our business, financial condition and results of operations.
•If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S. and Canada.
Risks Related to Our Industry
•Competition in the pet products and services health and retail industries, especially Internet-based competition, is strong and presents an ongoing threat to the success of our business.
•Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business, financial condition and results of operations.
•Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our websites and mobile applications and our financial results.
Risks Related to Our Controlling Stockholders
•Substantial future sales by affiliates of BC Partners (the “BCP Stockholder Parties”) or others of our Class A common stock and/or Class B common stock, par value $0.01 per share (the “Class B common stock” and together with the Class A common stock, the “common stock”), or the perception that such sales may occur, could depress the price of our Class A common stock.
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
•We cannot guarantee that our Repurchase Program (as defined below) will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
General Risk Factors
•Future litigation could have a material adverse effect on our business, financial condition and results of operations.
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
•The requirements of being a public company require significant resources and management attention and result in significant legal and financial compliance costs, and changing laws, regulations and standards are creating uncertainty for public companies.

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
•expand our private brand product offerings, including through the launch of new brands and expansion into new offerings;
•increase the scale of existing private brands;
•expand into new territories;
•increase the awareness of our brand;
•protect our reputation and maintain our positive brand perception;
•develop new features to enhance the consumer experience on our websites and our mobile applications;
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

Our ability to improve margins and maintain profitability will also depend on the factors described above. We cannot provide assurance that we will be able to successfully manage any of the foregoing challenges to our future growth. Any of these factors and others not listed could cause our net sales growth to decline and may adversely affect our margins and profitability. We have also benefited from increasing pet ownership and discretionary spending on pets. To the extent these trends slow or reverse, our net sales, margins and profitability could be adversely affected. Failure to continue our net sales growth or improve margins could have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of net sales growth as an indication of our future performance.

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

Several of our fulfillment centers, customer service centers, and corporate offices are located in Florida, Texas, and other areas that are susceptible to hurricanes, sea-level rise, earthquakes, and other natural disasters and severe weather events (including those resulting from climate change). We recognize that the frequency and intensity of natural disasters and severe weather events may continue to increase and as a result, our exposure to these events may increase. A potential result of climate change is more frequent or severe natural disasters or weather events. To the extent such natural disasters or weather events do become more frequent or severe, disruptions to our business and costs to repair facilities or maintain or resume operations could increase. The long-term impacts of climate change may be widespread and unpredictable. These changes over time could also affect, for example, the availability and cost of our products, insurance, commodities and energy (including utilities), which in turn may impact our ability to procure those certain goods or services required for the operation of our business. Therefore, we may experience certain risks, including higher costs, such as uninsured property losses and higher insurance premiums, as well as unexpected disruptions to our business and operations, which could materially and adversely affect our business, financial condition and results of operations.

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

If any of our fulfillment centers were to shut down, suffer substantial labor shortages, or lose significant capacity for any reason, our operations could be significantly disrupted. Our business relies on an efficient and effective supply chain, including the transportation of our products, as well as the effective functioning of our fulfillment centers. Any interruption or malfunction in our fulfillment operations that could negatively affect the flow or availability of our products and result in difficulties in timely obtaining product from vendors and transportation of those products to our fulfillment centers could adversely affect our sales and results of operations.

If we fail to acquire and retain new customers, or fail to do so in a cost-effective manner, we may be unable to increase net sales, improve margins, and maintain profitability.

Our success depends on our ability to acquire and retain new customers and to do so in a cost-effective manner. In order to expand our customer base, we must, in part, acquire customers who have historically purchased their pet products and services from other retailers, such as traditional brick and mortar retailers, the websites of our competitors, or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. We cannot assure you that the net sales from the new customers we acquire will ultimately exceed the cost of acquiring those customers. There are many factors that may result in our inability to acquire or retain customers. If we are unable to acquire or retain customers who purchase products in volumes sufficient to grow our business, we may be unable to generate the scale necessary to achieve operational efficiency and drive beneficial network effects with our suppliers. Additionally, we may be required to incur significantly higher marketing expenses in order to acquire new customers. Consequently, our prices may increase (or may not decrease to levels sufficient to generate customer interest), our net sales may decrease and our margins and profitability may decline or not improve. As a result, our business, financial condition and results of operations may be materially and adversely affected.

If our efforts to satisfy our customers are not successful, we may be unable to acquire new customers in sufficient numbers to continue to grow our business, and we may be required to incur significantly higher marketing expenses in order to acquire new customers.

We also use paid and non-paid advertising. Our paid advertising includes search engine marketing, direct mail, display, television, radio and magazine advertising, paid social media and product placement. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We have relied on and may continue relying on search engines to drive a significant amount of traffic to our websites. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our websites to place lower in search query results. If there are changes in the usage and functioning of search engines or decreases in consumer use of search engines, for example, as a result of the continued development of AI technology, this could negatively impact our websites.

We also drive a significant amount of traffic to our websites via social networking or other e-commerce channels used by our current and prospective customers. As social networking and e-commerce channels continue to rapidly evolve, we may be unable to develop or maintain a presence within these channels. If we are unable to cost-effectively drive traffic to our websites, our ability to acquire new customers and our financial condition would be materially and adversely affected. Additionally, if we fail to increase our net sales per active customer, generate repeat purchases or maintain high levels of customer engagement, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

To manage our growth effectively, we must continue to, among other things, implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. To support our continued growth, we must effectively integrate, develop and motivate our employees. We face significant competition for personnel in the areas where our corporate offices are located, and certain other areas in which we have operations. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and results of operations.

Additionally, the growth of our business places significant demands on our management and other employees. We are required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems, supply chain operations, and our internal controls and procedures may not be adequate to support future growth of our customer or supplier base. If we are unable to manage the growth of our organization effectively, our business, financial condition and results of operations may be materially and adversely affected.

The growth of our business depends on our ability to accurately predict and timely respond to consumer trends, successfully introduce new products and services, improve existing products and services and expand into new offerings. Our growth also depends on our ability to meet the requirements of our customers and the needs of their pets by successfully introducing new products and services, improving and repositioning our existing products and services and expanding into new offerings. These factors contribute to our ability to predict and respond to evolving consumer trends, demands and preferences. The development and introduction of innovative new products and services and expansion into new offerings involves considerable costs. In addition, it may be difficult to establish new supplier or partner relationships and determine appropriate product selection when developing a new product, service or offering. Any new product, service or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, services or new offerings that respond to changes in consumer requirements and preferences, or if our new product or service introductions, repositioned products or services, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition and results of operations may be materially and adversely affected.

In addition, while we plan to continue to invest in the expansion of our current offerings and new offerings, we may be unable to maintain or expand our sales, respond timely to changes in regulations or enter into strategic relationships with market-leading suppliers and other market participants. We may encounter certain challenges in manufacturing our products, including the loss of key suppliers and product recalls. Maintaining consistent product quality, competitive pricing, and availability of our products and services for our customers is essential to developing and maintaining customer loyalty and brand awareness. Our inability to sustain the growth and sales of our current and future offerings may materially and adversely affect our projected growth rates, business, financial condition and results of operations.

Our continued success is largely dependent on positive perceptions of the Company.

We believe that one of the reasons our customers prefer to shop at Chewy is the reputation we have built for providing an exceptional customer experience. To be successful in the future, we must continue to preserve, grow and leverage the value of our reputation and our brand. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence and have adverse effects on our business and financial results, particularly if they result in adverse publicity or widespread reaction on social media, governmental investigations, or litigation. Our brand could be adversely affected if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusations of failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could adversely affect our business. Additionally, there is an increasing focus from some regulators, investors, and other stakeholders on environmental, social, and governance (“ESG”) matters. To the extent our products and services create ESG-related concerns, our reputation may be harmed.

Our operating expenses may increase over the next few years, and we may generate operating losses as we continue to expand our business.

Our operating expenses may increase over the next several years as we increase our advertising and marketing, launch and expand our offerings and geographical presence, hire additional personnel and continue to develop and enhance features on our websites and mobile applications. Our operating expenses have been affected, and may again be affected, by increased costs as a result of macroeconomic impacts. While it is difficult for us to predict our future results of operations, if we have future negative cash flow or losses resulting from our investment in our business, our financial condition and stock price could be materially and adversely affected.

We may be unable to accurately forecast net sales and appropriately plan our expenses in the future.

Net sales and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. We base our expense levels and investment plans on our estimates of net sales and gross margins. We cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. If our assumptions prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate lower net sales per active customer than anticipated, either of which could have a negative impact on our business, financial condition and results of operations.

Our estimate of the size of our addressable markets may prove to be inaccurate.

Data for sales of pet products and services is collected for most, but not all, channels and, as a result, it is difficult to estimate the size of the markets that we operate in and predict the rate at which the markets for our products and services will grow, if at all. While our market size estimates are made in good faith and are based on assumptions and estimates we believe to be reasonable, these estimates may not be accurate. If our estimates of the size of our addressable markets are not accurate, our potential for future growth may be less than we currently anticipate, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to source additional suppliers or strengthen our existing relationships with suppliers. In addition, the loss of any of our key suppliers would negatively impact our business.

If we are unable to attract and retain suppliers, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.

We also purchase significant amounts of products from a number of suppliers with limited supply capabilities. There can be no assurance that our current suppliers will be able to accommodate our anticipated growth or continue to supply current quantities at preferential prices. An inability of our existing suppliers to provide products in a timely or cost-effective manner could impair our growth and materially and adversely affect our business, financial condition and results of operations. For instance, we have experienced disruptions by existing suppliers being unable to supply us with products in a timely or cost-effective manner. While we believe these disruptions were temporary, they may occur again and a continued inability of our existing suppliers to provide products or other product supply disruptions that may occur in the future could impair our business, financial condition and results of operations.

If any of our significant pet product suppliers discontinue selling to us at any time or discontinue offering us any preferential pricing or exclusive incentives, we could experience a negative impact on our business, financial condition and results of operations. In addition, in our experience, it is challenging to persuade pet food buyers to switch to a different product, which could make it difficult to retain certain customers if we lose a pet food supplier, thereby exacerbating the negative impact of such loss on our business, financial condition and results of operations.

We continually seek to expand our base of suppliers and to identify new pet products. If we are unable to identify or enter into distribution relationships with new suppliers or to replace the loss of any of our existing suppliers, we may experience a competitive disadvantage, our business may be disrupted and our business, financial condition and results of operations may be adversely affected.

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

Certain of our principal suppliers currently provide us with incentives related to various trade allowances, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could reduce our overall profitability. Similarly, if one or more of our suppliers were to offer certain incentives, including preferential pricing, to our competitors, our competitive advantage could be reduced, which could materially and adversely affect our business, financial condition and results of operations.

Shipping is a critical part of our business and any changes in, or disruptions to, our shipping arrangements could adversely affect our business, financial condition and results of operations.

We have relied on and, will continue to rely on, third-party national, regional and local logistics providers to ship and deliver our products. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events, such as labor disputes, financial difficulties, volatility in the prices of fuel, gasoline and commodities such as paper and packing supplies, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products, which would adversely affect our business, financial condition and results of operations. Further, due to conditions beyond our control, we have experienced, and may continue to experience, disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience and our results of operations. These conditions may disrupt our suppliers and logistics providers and other third-party delivery agents, as their workers may be unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased border controls and closures, among other things. We have incurred and may continue to incur higher shipping costs due to various surcharges by third-party delivery agents. If we are unable to recover these additional costs, our margins and profitability may be adversely affected.

If we do not successfully optimize, operate, and manage the expansion of the capacity of our fulfillment centers, our business, financial condition and results of operations could be harmed.

If we do not optimize and operate our fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm to our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience problems fulfilling orders in a timely manner, including as a result of unforeseen disruptions, our customers may experience delays in receiving their purchases, which could harm our reputation, our relationship with our customers and our results of operations. In addition, we have had to, and may again have to, pause operations at a fulfillment center, which resulted in, and could again result in, delayed or canceled orders. These actions or other actions that we may take in response to unforeseen circumstances that have the effect of delaying or canceling orders could negatively impact our ability to maintain, protect or enhance our brand. We have also experienced, and may continue to experience, disruptions to our supply chain operations and labor workforce availability due to factors beyond our control. If we are unable to successfully optimize our fulfillment centers or manage inventory effectively, it could increase costs and adversely affect our business.

We have designed and built our own fulfillment center infrastructure which is tailored to meet the specific needs of our business, including customizing third-party inventory and package handling software systems and automated fulfillment capabilities. If we continue to add fulfillment and warehouse capabilities, add new businesses or categories with different fulfillment requirements or change the mix in products that we sell, our fulfillment network could become increasingly complex and operating it may become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition and results of operations.

We may add additional fulfillment center capacity as our business continues to grow and our offerings expand. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition and results of operations could be materially and adversely affected. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate.

Our ability to operate and potentially expand our fulfillment center capacity, including our ability to secure suitable facilities and recruit qualified employees, may be affected by unforeseen circumstances and macroeconomic impacts. Many of the expenses and investments with respect to our fulfillment centers are fixed, and any expansion of such fulfillment centers will require additional investment of capital. We have incurred, and may again incur, increased capital expenditures for our fulfillment center operations as our business continues to grow. We would typically incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Our business may be adversely affected if we are unable to provide our customers with a cost-effective platform that is able to respond and adapt to rapid changes in technology.

Our customers generally access the Internet through devices other than personal computers, including mobile phones, handheld computers such as notebooks and tablets, video game consoles and television set-top devices. The versions of our websites and mobile applications developed for these devices may not be compelling to consumers. Adapting our services and/or infrastructure to these devices, as well as other new Internet, networking or telecommunications technologies, could be time-consuming and could require us to incur substantial expenditures, which could adversely affect our business, financial condition and results of operations.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our websites or mobile applications through these devices or are slow to develop a version of our websites or mobile applications that is more compatible with alternative devices, we may fail to capture a significant share of consumers in the pet food and accessory market and could also lose customers, which could materially and adversely affect our business, financial condition and results of operations.

Our technology platform may also use open-source software. The use of such open-source software may subject us to certain conditions, including the obligation to offer, distribute, or disclose our technology platform for no or reduced cost, make the proprietary source code subject to open-source software licenses available to the public, license our software and systems that use open-source software for the purpose of making derivative works, or allow reverse assembly, disassembly, or reverse engineering. We monitor our use of open-source software to avoid subjecting our technology platform to conditions we do not intend. However, if our technology platform becomes subject to such unintended conditions, it could have an adverse effect on our business, financial condition and results of operations.

We continually consider whether to upgrade existing technologies and business applications and we may be required to implement new technologies such as those related to artificial intelligence (“AI”) in the future. The implementation of upgrades and changes may require significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, we could lose customers and fail to attract new customers. As a result, our customer growth could be harmed and our business, financial condition and results of operations may be materially and adversely affected.

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

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve additional costs for compliance. In the future, as we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and results of operations could be materially and adversely affected.

We have previously received, and could continue to receive, orders placed with fraudulent data. Bad actors have exploited, and may continue to exploit, stolen data from data breaches unrelated to us, which may increase the number of orders placed with fraudulent data. If we are unable to detect or control fraud, our liability for these transactions could harm our business, financial condition and results of operations.

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

An element of our strategy is to generate a high volume of traffic on, and use of, our websites and mobile applications. Our reputation and ability to acquire, retain and serve our customers are dependent upon the reliable performance of our websites, mobile applications, on-premises systems and the underlying network infrastructure. As our customer base and the amount of information shared on our websites and mobile applications continue to grow, we are likely to need an increasing amount of network capacity and computing power. We have spent, and expect to continue to spend, substantial amounts on data centers, including cloud providers, and equipment and related network infrastructure to handle the traffic on our websites and mobile applications. The operation of these systems is complex and we have experienced, and could in the future experience, minor interruptions, which could increase in severity and result in operational failures. In some cases, we access platforms run by third-party cloud providers, which makes us vulnerable to their service interruptions. In the event that the volume of traffic of our customers exceeds the capacity of our current network infrastructure or in the event that our customer base or the amount of traffic on our websites and mobile applications grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Significant interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults or other unexpected events or causes, could affect the security or availability of our websites and mobile applications and prevent our customers from accessing our websites and mobile applications. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any web or mobile platform interruption or inadequacy that causes performance issues or interruptions in the availability of our websites or mobile applications could reduce consumer satisfaction and result in a reduction in the number of consumers using our products and services.

We depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile infrastructure with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable Internet and mobile access. We also use and rely on services from other third parties, such as our telecommunications services and payment processors, and those services may be subject to outages and interruptions that are not within our control. We have experienced telecommunication issues and increased failures by our telecommunications providers may interrupt our ability to provide phone support to our customers and distributed denial-of-service (“DDoS”) attacks directed at our telecommunication service providers could prevent customers from accessing our websites. In addition, we have and may continue to experience down periods where our third-party payment processors are unable to process the online payments of our customers and our ability to receive customer orders is disrupted. Our business, financial condition and results of operations could be materially and adversely affected if, for any reason, the reliability of our Internet, telecommunications, payment systems and mobile infrastructure is compromised.

We currently rely upon third-party service providers, including cloud service providers, such as Amazon Web Services (“AWS”). Nearly all of our data storage and analytics are conducted on, and the data and content we create associated with sales on our websites and mobile applications are processed through servers hosted by these providers. We also rely on e-mail service providers, bandwidth providers, Internet service providers and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our websites. We have experienced, and may again experience, cybersecurity incidents due to disruptions to systems maintained by third-party service providers.

Any significant damage to, or failure of, our systems or the systems of our third-party data centers, or our other service providers could result in prolonged interruptions to the availability or functionality of our websites and mobile applications. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory and product shortages. If, for any reason, our arrangements with our data centers, cloud service providers or other third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We have designed certain of our software and computer systems to also utilize data processing, storage capabilities and other services provided by AWS. Given this, along with the fact that we cannot rapidly switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. We could experience additional expense in arranging for new facilities, technology, services and support. In addition, the failure of our third-party data centers, including cloud service providers, or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our websites and mobile applications.

The satisfactory performance, reliability and availability of our websites, mobile applications, transaction processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as to maintain adequate customer service levels. We have experienced, and may again experience, unavailability of our websites and mobile applications, primarily due to DDoS events, and increased unavailability of our websites or of our mobile applications or reduced order fulfillment performance would reduce the volume of goods sold and could also materially and adversely affect consumer perception of our brand. Any slowdown or failure of our websites, mobile applications or the underlying technology infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers.

The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, ransomware attack, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our websites and mobile applications. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, pandemic, blackout or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have some limited business continuity arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our business continuity and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition and results of operations may be materially and adversely affected.

Disruptions to SaaS technologies from third parties may adversely affect our business, financial condition and results of operations.

We use SaaS technologies from third-parties in order to operate critical functions of our business, including financial management services, customer relationship management services, supply chain services and data storage services. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase, our ability to manage our finances could be interrupted, our processes for managing sales of our offerings and supporting our customers could be impaired, our ability to communicate with our suppliers could be weakened and our ability to access or save data stored to the cloud may be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could harm our business, financial condition and results of operations.

Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or to otherwise protect our confidential information, could damage our reputation and brand and harm our business, financial condition and results of operations.

As a result of our services being primarily web-based, we collect, process, transmit and store large amounts of data about our customers, employees, suppliers and others, including credit card information (which we don’t store) and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third-parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of these solutions to protect confidential and sensitive information from being breached or compromised. Similarly, our security measures and those of our third-party service providers may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, social engineering, cyber-attacks, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. The integration of AI into our operations could also increase cybersecurity and privacy risks and could lead to potential unauthorized access, misuse, acquisition, release, disclosure, alteration or destruction of company or customer data or other confidential or proprietary information. Further, threat actors may leverage AI technology to launch more sophisticated, automated, targeted and coordinated attacks that are more difficult to detect. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our websites, networks and systems; unauthorized access to and misappropriation of consumer and/or employee information, including personally identifiable information, or other sensitive, confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our websites, networks or systems; deletion or modification of content or the display of unauthorized content on our websites; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and results of operations. This is more so since governmental authorities throughout the U.S. and around the world are devoting more attention to data privacy and security issues.

While we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Additionally, even though we continue to devote significant resources to monitor and update our systems and implement information security measures to protect our systems, there can be no assurance that any controls and procedures we have in place will be sufficient to protect us from future cybersecurity incidents. Failure by us or our vendors to comply with data security requirements or rectify a security issue may result in class action litigation, fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. As a result, we may face interruptions to our systems, reputational damage, claims under privacy, cybersecurity and data protection laws and regulations, customer dissatisfaction, legal liability, enforcement actions or additional costs, any and all of which could adversely affect our business, financial condition and results of operations. For more information on the management of our cybersecurity programs, see “Item 1C. Cybersecurity.”

Safety, quality, and health concerns regarding our products could affect our business, financial condition and results of operations.

We could be adversely affected if consumers lose confidence in the safety and quality of our food or other products. All of our suppliers are required to comply with applicable product safety laws and we are dependent upon them to ensure such compliance. One or more of our suppliers, including manufacturers of our private brand products, might not adhere to product safety requirements or our quality control standards. Any issues of product safety or allegations that our products are in violation of governmental regulations, including, but not limited to, issues involving products manufactured in foreign countries, could cause those products to be recalled. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products we offer, or cause supplier production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our suppliers or us, expose us or our suppliers to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, our products may be exposed to product recalls, and we may be subject to litigation, if they are alleged to cause or pose a risk of injury or illness or if they are alleged to have been mislabeled, misbranded or adulterated or to otherwise be in violation of governmental regulations. We may also voluntarily recall or withdraw products that we consider do not meet our standards, whether for palatability, appearance or otherwise, in order to protect our brand and reputation. While we carry product liability insurance, our insurance may not be adequate to cover all liabilities that we may incur in connection with product liability claims. For example, punitive damages are generally not covered by insurance. In addition, we may be unable to continue to maintain our existing insurance, obtain comparable insurance at a reasonable cost, if at all, or secure additional coverage, which may result in future product liability claims being uninsured. Any of these factors could negatively impact our business, financial condition and results of operations.

Risks associated with our suppliers and our outsourcing partners, many of which are located outside of the U.S., could materially and adversely affect our business, financial condition and results of operations.

We depend on a number of suppliers and outsourcing partners to provide our customers with a wide range of products in a timely and efficient manner. A significant portion of our suppliers for our private brand business and our non-consumable business are located in China, and if we are unable to maintain our relationships with our existing outsourcing partners or cannot enter into relationships with new outsourcing partners to meet the manufacturing and assembly needs of our private brand business, our private brand business may be disrupted and our business, financial condition and results of operations may be materially and adversely affected. In addition, political and economic instability, the financial stability of our suppliers and outsourcing partners and their ability to meet our standards, conflict and hostilities, labor problems, the availability and prices of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, natural disasters and epidemics, tariffs, taxes, export controls, trade restrictions and sanctions, among other factors, are beyond our control and may materially and adversely affect our suppliers and outsourcing partners and, in turn, our business, financial condition and results of operations. Our business has been affected by, and may continue to be affected by, disruptions or restrictions on our employees’ and other service providers’ ability to travel, temporary closures of our facilities, including one or more of our fulfillment centers or customer service centers, or the facilities of our suppliers and other vendors in our supply chain. In addition to the potential direct effects on us of any events beyond our control such as a public health crisis, we could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions.

In addition, continued and ongoing international conflict has led to disruption, instability and volatility in the global markets and industries that could negatively impact our operations. For example, while we do not have direct operations within Russia or Ukraine, the conflict involving these nations could adversely affect our business, supply chain and partners. Similarly, while we also do not have direct operations in the Middle East, the escalating tensions in the region may disrupt global markets and impact our business, supply chain and customers. The impact of these global events on our longer-term operational and financial performance will depend on future developments, our response and governmental response to inflation and the duration and severity of such conflicts.

Moreover, there is uncertainty regarding the future of international trade agreements and the U.S.’ position on international trade. For example, the current U.S. administration has announced, and may in the future announce, plans to implement or increase tariffs on imports from China, Mexico, Canada, and other countries. The U.S. federal government may also withdraw from or materially modify international trade agreements. While we are unable to predict the extent of changes the current administration may bring to the U.S. government’s trade policy, such changes may cause us to amend our supply chain strategies or adversely impact our own costs.

Additional trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us and to our suppliers and may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

We are subject to extensive laws and regulations and we may incur material liabilities or costs related to complying with existing or future laws and regulations, and our failure to comply may result in enforcements, penalties, recalls, and other adverse actions.

We are subject to a broad range of federal, state, local, and foreign laws and regulations including those intended to protect public and worker health and safety, natural resources and the environment. Our operations are subject to regulation by the Occupational Safety and Health Administration, the Food and Drug Administration, the Department of Agriculture, and other federal, state, local and foreign authorities regarding the processing, packaging, storage, distribution, advertising, labeling and export of our products, including food safety standards. In addition, we and our partners are subject to additional regulatory requirements, including environmental, health and safety laws and regulations administered by the U.S. Environmental Protection Agency, federal, state, local and foreign environmental, health and safety legislative and regulatory authorities, including the Department of Labor and the National Labor Relations Board, covering such areas as discharges and emissions to air and water, the use, management, disposal and remediation of, and human exposure to, hazardous materials and wastes, and public and worker health and safety. These laws and regulations also govern our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements. Violations of or liability under any of these laws and regulations may result in administrative, civil or criminal fines, penalties or sanctions against us, revocation or modification of applicable permits, licenses or authorizations, environmental, health and safety investigations or remedial activities, voluntary or involuntary product recalls, warning or untitled letters or cease and desist orders against operations that are not in compliance, among other things. Such laws and regulations generally have become more stringent over time and may become more so in the future, and we may incur (directly or indirectly) material costs to comply with current or future laws and regulations or in any required product recalls. Liabilities or costs of compliance with any such laws and regulations could materially and adversely affect our business, financial condition and results of operations. In addition, changes in these laws and regulations could impose significant limitations and require changes to our business, which may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy.

Among other regulatory requirements, the FDA reviews the inclusion of certain claims in pet food labeling. For example, pet food products that are labeled or marketed with claims that may suggest that they are intended to treat or prevent disease in pets would potentially meet the statutory definitions of both a food and a drug. The FDA has issued guidance containing a list of specific factors it will consider in determining whether to initiate enforcement action against such products if they do not comply with the applicable regulatory requirements. These factors include, among other things, whether the product is only made available through or under the direction of a veterinarian and does not present a known safety risk when used as labeled. While we believe that we market our products in compliance with the FDA’s guidance and regulations related to food and drugs, the FDA may disagree with our practices or classify some of our products differently than we do, and may impose additional regulatory requirements which could lead to alleged violations, enforcement actions, and product market withdrawals or recalls. In addition, we may produce new products that may be subject to FDA pre-market review before we can market and sell such products.

From time to time the FDA, the Association of American Feed Control Officials, or state regulatory authorities may enact a regulation, requirement or other guidance that impacts pet food packaging, labeling, or marketing materials. As a result, we may need to incur material costs to change our packaging, labeling, or marketing to comply with such regulation or requirement and could be subject to liabilities if we fail to timely comply with such requirements, which could have a material adverse effect on our business, financial condition and results of operations.

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

These developments and others related to government regulation could have a material adverse effect on our reputation, business, financial condition and results of operations.

We may inadvertently not comply with various laws and regulations covering our pet health business, which may subject us to reprimands, sanctions, probations, fines, suspensions, or the loss of one or more of our licenses.

The sale and delivery of prescription pet medications and the provision of pharmacy, veterinary, and telehealth services are generally governed by federal and state laws and regulations and are subject to extensive oversight by state and federal governmental authorities. Governmental authorities that regulate our business have broad latitude to make, interpret, and enforce the applicable laws and regulations, and they continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. We are currently, and may in the future continue to be, subject to routine administrative inquiries related to our pharmacy, veterinary, and telehealth services businesses. We cannot assure you that we will not be subject to reprimands, sanctions, probations or fines, or that one or more of our licenses will not be suspended or revoked, or that our ability to offer pharmacy and telehealth services will not be challenged, in connection with these complaints or otherwise.

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

If we are unable to maintain the licenses granted by relevant state authorities in connection with our insurance, pharmacy, and veterinary businesses, or if we become subject to actions by the FDA or other regulators, our dispensing of prescription medications to pet parents could cease and we may be subject to reprimands, sanctions, probations or fines, which could have a material adverse effect on our business, financial condition and results of operations.

Resistance from veterinarians to authorize prescriptions, or their efforts to discourage pet owners from purchasing from us, could cause our sales to decrease and could adversely affect our business, financial condition and results of operations.

The laws and regulations relating to the sale and delivery of prescription pet medications vary from state to state, but generally require that prescription pet medications be dispensed with authorization from a prescribing veterinarian. Some veterinarians resist providing customers with a copy of their pet’s prescription or authorizing the prescription to our pharmacy staff, thereby effectively preventing us from filling such prescriptions under applicable law. Certain veterinarians have also tried to discourage pet owners from purchasing prescription medication from Internet mail order pharmacies. If the number of veterinarians who refuse to authorize prescriptions to our pharmacy staff increases, or if veterinarians are successful in discouraging pet owners from purchasing from us, our sales could decrease and our business, financial condition and results of operations may be materially adversely affected.

Failure to comply with laws and regulations relating to privacy, data protection, cybersecurity, marketing and advertising and consumer protection could adversely affect our business, financial condition and results of operations.

We rely on a variety of advertising and marketing techniques, including email and social media marketing and postal mailings, and we are subject to various laws and regulations that govern such practices. A variety of applicable laws and regulations govern the collection, use, retention, sharing and security of consumer data, particularly in the context of online advertising which we rely upon to attract new customers. In addition, we also collect, store, and transmit employees’ health information for certain reasons, such as administering employee benefits; accommodating disabilities and injuries; complying with public health requirements; and maintaining employee safety in the workplace.

Laws and regulations relating to privacy, data protection, cybersecurity, advertising and marketing, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied, or may not comply in the future, with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, liabilities, proceedings or actions against us by governmental entities, customers, suppliers or others, or may require us to change our operations and/or cease using certain data sets. Any such claims, proceedings or actions could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy, data protection, cybersecurity or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government and state governments have enacted, have considered or are considering enacting, legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially and adversely affect our business, financial condition and results of operations.

In addition, various legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, cybersecurity, consumer protection, and advertising. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of selling their data to third parties and provides a new cause of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”) became effective on January 1, 2023 and significantly amended the CCPA by imposing additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also created a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of businesses conducting activities in California in the areas of data protection and security. Other states in which we operate have also enacted laws similar to CPRA and similar laws have been proposed in other states and at the federal level in the U.S., and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Additionally, the Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Consumer protection laws require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Further, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. Additionally, government entities in Canada have enacted and continue to enact laws that may restrict our ability to attract new customers through our certain advertising and marketing technologies. Each of these privacy, security, and data protection laws and regulations, and any other such changes or new laws or regulations, could impose significant limitations, require changes to our business, impose fines and other penalties or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct. Any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively, which, in turn, could adversely affect our business, financial condition and results of operations.

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

We regard our brand, customer lists, trademarks, trade dress, domain names, trade secrets, patents, proprietary technology and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law, trade secret protection, confidentiality agreements and other methods with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which we operate. Additionally, the use or adoption of new and emerging technologies such as AI may increase our exposure to intellectual property claims. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all of our intellectual property rights. Any of our intellectual property rights may be challenged or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

We might be required to spend significant resources to monitor and protect our intellectual property rights. For example, we have initiated, and may again initiate, claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition and results of operations.

Third parties have from time to time claimed, and may claim in the future, that we have infringed their intellectual property rights. These claims, whether meritorious or not, could be time-consuming, result in considerable litigation costs, require significant amounts of management time or result in the diversion of significant operational resources and expensive changes to our business model, result in the payment of substantial damages or injunctions against us, or require us to enter into costly royalty or licensing agreements, if available. In addition, we may be unable to obtain or use licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Any payments we are required to make and any injunctions we are required to comply with as a result of these claims could materially and adversely affect our business, financial condition and results of operations.

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

Additionally, we are subject to federal, state, and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. This includes, but is not limited to, laws related to wages, hours worked and other terms and conditions of employment; unlawful discrimination, harassment, retaliation, or failure to accommodate; and wrongful termination. Compliance with these laws, including the remediation of any alleged violation, may have a material adverse effect on our business, financial condition or results of operations.

We rely on the performance of members of management and highly-skilled personnel, and our business could be harmed if we are unable to attract, develop, motivate, and retain highly-qualified and skilled employees.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly-qualified and skilled employees. The market for such positions has been and may continue to be highly competitive and we may incur significant costs to attract and retain qualified individuals. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. Other than our Chief Executive Officer, Chief Financial Officer and certain other senior executives, all of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting highly-qualified employees or motivating and retaining existing employees, our business, financial condition and results of operations may be materially and adversely affected.

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

Uncertainties in economic conditions, industry trends, and market conditions, and their impact on the pet market, could adversely impact our business, financial condition and results of operations.

Our results of operations are sensitive to changes in certain macroeconomic conditions that impact the pet market, which could adversely impact our business, financial condition and results of operations. Factors such as inflation and rising interest rates have affected us and can adversely affect us by increasing costs of materials and labor. In a highly inflationary environment, we may be unable to raise the price of our products and services at or above the rate of inflation, which could reduce our profitability. In addition, our costs of capital, labor and materials can materially increase, which could have an adverse impact on our business, financial condition and results of operations. Deflation could cause an overall decrease in spending and borrowing capacity, which could lead to deterioration in economic conditions and employment levels. Deflation could also cause the value of our inventories to decline. Other uncertainties in economic conditions that impact the pet products market and its participants, such as our vendors, suppliers, and investors, may also adversely affect our business, financial condition and results of operations.

Some of the factors that may affect consumer spending on pet products and services include consumer confidence, levels of unemployment, inflation, interest rates, tax rates and general uncertainty regarding the overall future economic environment. We may experience declines in sales or changes in the types of products sold during economic downturns. Any material decline in the amount of consumer spending or other adverse economic changes could reduce our sales, and a decrease in the sales of higher-margin products could reduce profitability and, in each case, harm our business, financial condition and results of operations.

Significant merchandise returns or refunds could adversely affect our business, financial condition and results of operations.

We allow our customers to return products or offer refunds, subject to our return and refunds policy. If merchandise returns or refunds are significant or higher than anticipated and forecasted, our business, financial condition and results of operations could be adversely affected. Further, we modify our policies relating to returns or refunds from time to time, and may do so in the future, which may result in customer dissatisfaction and harm to our reputation or brand, or an increase in the number of product returns or the amount of refunds we make.

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

Our ability to successfully grow through strategic transactions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses, facilities, technologies and products and to obtain any necessary financing. These efforts could be expensive and time-consuming and may disrupt our ongoing business and prevent management from focusing on our operations. As a result of future strategic transactions, we might need to issue additional equity securities, spend our cash, or incur debt (which may only be available on unfavorable terms, if at all), contingent liabilities, impairment charges, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business. If we are unable to identify suitable acquisitions, investments or strategic relationships, or if we are unable to integrate any acquired businesses, facilities, technologies, offerings and products effectively, our business, financial condition and results of operations could be materially and adversely affected. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses or investments may not meet or exceed our expectations or desired objectives.

Our business results could be adversely affected if our new offerings are unsuccessful.

We have expanded our business into new markets and into new product and service categories and we may continue such expansion. As a new entrant, we expect to face many competitive challenges including competing successfully with incumbent providers who may have longer operating histories, large customer bases, high brand recognition and greater financial, technical, marketing and other resources than we do. To compete effectively, we may need to invest significant resources to create brand awareness and build our reputation in these markets and categories, and our efforts at building, maintaining and enhancing our reputation could fail. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, financial condition and results of operations. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, financial condition and results of operations could be materially adversely affected.

Regulation of the sale of insurance for pets is subject to change and future regulations could harm our business, financial condition and results of operations.

The laws and regulations governing the offer, sale and purchase of insurance for pets are subject to change and future changes may be adverse to our business. For example, if a jurisdiction were to alter the requirements for obtaining or maintaining an agent's license in connection with the enrollment of a member, it could have an adverse effect on our operations. Some states in the U.S. have adopted, and others are expected to adopt, new laws and regulations related to the pet insurance industry. Although model laws are available to guide individual states and business, it is difficult to predict how these or any other new laws and regulations will impact our business, but, in some cases, changes in insurance laws, regulations and guidelines may be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, financial condition and results of operations.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in expanding our operations outside the U.S. and Canada.

Our strategy may include the continued expansion of our operations to international markets. Although some of our executive officers have experience in international business from prior positions, we have minimal experience with operations outside the U.S. and Canada. Our ability to successfully execute this strategy is affected by many of the same operational risks we face in expanding our operations. In addition, our international expansion may be adversely affected by: our ability to identify and gain access to local suppliers; our ability to staff, develop, and manage foreign operations as a result of distance, language, and cultural differences; our ability to obtain and protect relevant trademarks, domain names, and other intellectual property; and local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we operate or intend to operate in the future, including limitations on the repatriation and investment of funds and foreign currency exchange restrictions. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and other barriers to trade. Further, the extent and impact of any sanctions imposed in connection with the escalation of hostilities between Russia and Ukraine and in the Middle East, or other geopolitical events, may cause additional financial market volatility and impact the global economy and also impact our strategy of expansion into international markets.

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

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies such as AI and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies (including, but not limited to, predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

We have been able to compete successfully by differentiating ourselves from our competitors by providing a large selection of high-quality pet food, treats and supplies, competitive pricing, convenience and exceptional customer service. If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if we fail to otherwise positively differentiate our product offering or customer experience from our competitors, our business, financial condition and results of operations may be materially and adversely affected. In particular, a key component of our business strategy is to rely on our reputation for exceptional customer service. This is done, in part, by recruiting, hiring, training, and retaining employees who share our core values of delivering superior service to our customers and caring about the needs of pet parents and partners. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business, financial condition and results of operations may be materially and adversely affected. In addition, if we are unable to maintain our current levels of customer service and our reputation for customer service as we grow or otherwise, our net sales may not continue to grow or may decline, and our business, financial condition and results of operations may be materially and adversely affected.

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

We expect competition in the pet products and services health and retail industries, in particular Internet-based competition, generally to continue to increase. If we fail to compete successfully, our business, financial condition and results of operations may be materially and adversely affected.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business, financial condition and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce, which could adversely affect our growth. As we grow our business outside of the U.S. and Canada, we may be exposed to different and more comprehensive regulations and laws that apply to our business. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, AI, electronic contracts and communications, consumer protection and Internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities, customers, suppliers or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our websites and mobile applications by consumers and suppliers and may result in the imposition of monetary liabilities. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. As a result, adverse developments with respect to these laws and regulations could harm our business, financial condition and results of operations.

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

We are also subject to federal and state laws, regulations, and administrative practices that require us to collect information from our customers, vendors, merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties. We cannot predict the effect of current attempts to impose sales, income or other taxes or fees on e-commerce. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Controlling Stockholders

Substantial future sales by affiliates of the BCP Stockholder Parties or others of our common stock, or the perception that such sales may occur, could depress the price of our Class A common stock.

The BCP Stockholder Parties have previously sold and may continue to sell their shares of our common stock in a privately negotiated transaction or otherwise. The sale by the BCP Stockholder Parties of a substantial number of shares of our common stock, or the perception that such sales could occur, could significantly reduce the market price of our Class A common stock. If the BCP Stockholder Parties sell their significant equity interest in the Company, we may in the future become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of our other stockholders. Further, if the BCP Stockholder Parties sell a controlling interest in the Company to a third party, any outstanding indebtedness may be subject to acceleration and our commercial agreement and relationships could be impacted, all of which may adversely affect our ability to run our business and may have a material adverse effect on our business, financial condition and results of operations.

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
•repurchases of our common stock pursuant to our Repurchase Program and any announcement of a termination of the program;
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

The stock market has recently experienced and may again experience extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

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

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits and make our securities less attractive for investors. Alternatively, if a court were to find the exclusive forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

The BCP Stockholder Parties control the direction of our business and the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.

As of March 19, 2025, the BCP Stockholder Parties beneficially owned more than 50% of our outstanding shares of common stock and, together with its affiliates, exercised control over more than 90% of the voting power of our outstanding common stock. So long as the BCP Stockholder Parties remain our controlling stockholder they will be able to control, directly or indirectly, and subject to applicable law, all matters affecting us, including:
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

As of March 19, 2025, the BCP Stockholder Parties control a majority of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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

Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios. The provisions of our revolving credit facility may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our revolving credit facility could adversely affect our business, financial condition and results of operations. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our revolving credit facility is accelerated, our assets may be insufficient to repay such amounts in full, and our stockholders could experience a partial or total loss of their investment.

The terms of our revolving credit facility may restrict our ability to pay dividends.

We currently intend to retain any future earnings to finance the operation and expansion of our business, as well as fund our Repurchase Program, and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our revolving credit facility may restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. As a result, and for the foreseeable future, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

We cannot guarantee that our Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.

Although our board of directors has authorized the Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of common stock. The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. In addition, the terms of our credit facility impose certain limitations on our ability to repurchase shares of common stock. The Repurchase Program has no expiration date but it may be modified, suspended or terminated at any time, and we cannot guarantee that the Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The failure to repurchase common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively affect our stock price. Furthermore, our execution of the Repurchase Program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of the Repurchase Program may result in a decrease in the trading price of our common stock. In addition, the Repurchase Program could diminish our cash reserves.

General Risk Factors

Future litigation could have a material adverse effect on our business, financial condition and results of operations.

Lawsuits and other administrative or legal proceedings that may arise in the course of our operations can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. In addition, lawsuits and other legal proceedings may be time consuming and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition and results of operations could be materially and adversely affected if a judgment, penalty or fine is not fully covered by insurance.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be acceptable or available due to factors beyond our control, such as rising interest rates, uncertainty in financial markets, or economic instability, and our failure to raise capital when needed could harm our business. We may sell shares of Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our Class A common stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our business, financial condition and results of operations.

We are subject to U.S. federal and state income taxes, Canadian federal and provincial income taxes, Chinese income taxes, and may be subject to additional income tax depending on our operations. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without advance notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Such changes may have a material impact on us.

On August 16, 2022, legislation commonly known as the Inflation Reduction Act (the “IRA”) was signed into law. Among other things, the IRA includes a 1% excise tax on corporate stock repurchases, applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. Any change in current federal, state, local or non-U.S. tax law, facts or any significant variance of our current interpretation of current legislation or future legislation from any future regulations or interpretive guidance could result in a change to the presentation of our financial condition and results of operations and could materially and adversely affect our business, financial condition and results of operations.

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

We are subject to the internal control and financial reporting requirements that are required of a publicly-traded company, including the requirements of The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key controls over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

The requirements of being a public company require significant resources and management attention and result in significant legal and financial compliance costs, and changing laws, regulations and standards are creating uncertainty for public companies.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight are required, and, as a result, management’s attention may be diverted from other business concerns. In addition, changing laws, regulations and standards relating to corporate governance, and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, as well as certain legal challenges, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies or as pending or future litigation is resolved. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our potential failure to satisfy these requirements can have a material adverse effect on our operations, business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity
We have an enterprise-wide information security program designed to assess, identify, and manage the Company’s information security risks and identify, protect, evaluate, respond to and resolve information security incidents. To protect our information systems from information security incidents, we use various processes and tools to identify, prevent, detect, escalate, investigate, resolve and recover from identified vulnerabilities and threats. These include, but are not limited to, reporting, monitoring and detection tools and services that are widely used in the industry, and internal solutions. We have an enterprise-wide Information Security Incident Response Plan (“IRP”), which describes the detailed processes and procedures that should be followed in the event of an information security incident. We conduct assessments based on the National Institute of Standards and Technology cybersecurity framework (the “NIST CSF”) to measure our progress under the maturity framework of NIST CSF and continue to identify opportunities for improvement in our information security program.

We continuously assess technology risks and threats and monitor our information systems for potential vulnerabilities based on industry trends and evolving threats. We use our IRP to identify, protect, evaluate, respond to and resolve information security incidents. We conduct regular reviews of our information security program and also validate our IRP by conducting tabletop exercises, penetration and vulnerability testing, red team campaigns to identify potential vulnerabilities, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our IRP. Our auditors perform independent audits on aspects of our information security program for assurance purposes. We occasionally engage third-party assessors to assess different aspects of our information security program. We conduct regular training for employees on different cybersecurity topics and best practices. We also conduct a risk-based analysis on third-party vendors that we engage to process personal data and confidential information for us and provide them with our information security requirements prior to their engagement.

We are occasionally subject to cybersecurity incidents and we use our IRP to respond to such incidents. Our e-commerce systems are periodically the target of directed attacks intended to lead to interruptions and delays in our service and operations. We also occasionally experience the misuse or unauthorized disclosure of personal information, other data, confidential information or intellectual property. We occasionally experience incidents unrelated to our system where bad actors attempt to take over customer accounts by using the credentials of customers. These incidents have not had a material impact on us to date, including our business strategy, financial condition, or results of operations. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, financial condition, or results of operations. For more information about the cybersecurity risks we face, see the risk factor titled “Our failure or the failure of third-party service providers to protect our websites, networks, and systems against cybersecurity incidents, or to otherwise protect our confidential information, could damage our reputation and brand and harm our business, financial condition, and results of operations” under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

The Vice President of Corporate Systems (the “CISO”) leads our information security organization and is responsible for managing our information security program. Our CISO has over 30 years of industry experience, including serving in similar roles leading cybersecurity programs at other public companies. Team members who support our information security program have relevant educational, industry, and professional experience. Our information security team provides regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings.

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

Item 2. Properties

We lease properties across North America to support our operations. Our corporate offices include our co-headquarters in Plantation, Florida and Boston, Massachusetts. Our fulfillment centers receive products from vendors, ship products to customers, and receive and process returns from customers, while our customer service centers respond to customer inquiries. Our veterinary clinics provide pet health services including routine appointments, urgent care, and surgery. We believe that our properties have been adequately maintained, are in good condition, and are generally suitable and adequate to support our operations. The following table sets forth the category, number of locations, and size of our material properties as of March 19, 2025:

Category	Number of Locations [1]	Square Footage (in thousands)
Fulfillment centers	16	9,643
Corporate offices	5	434
Customer service centers	3	183
Veterinary clinics	12	44
[1] Includes locations for which the Company has the right to control the use of the property but operations have not yet commenced

Item 3. Legal Proceedings

Information concerning legal proceedings is provided in Item 8 of Part II, “Financial Statements and Supplementary Data – Note 7 – Commitments and Contingencies – Legal Matters” and is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers
The following information relates to our executive officers:

Name	Age	Position
Sumit Singh	45	Chief Executive Officer and Director
David Reeder	50	Chief Financial Officer
Satish Mehta	60	Chief Technology Officer

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

David Reeder

Mr. Reeder has served as our Chief Financial Officer since February 2024. From 2020 to 2024, he served as Chief Financial Officer of GlobalFoundries Inc. (“GFS”), where he oversaw GFS’s initial public offering in 2021. Mr. Reeder served as Chief Executive Officer of Tower Hill Insurance Group from 2017 to 2020 and as President and Chief Executive Officer of Lexmark International Inc. from 2015 to 2017. Mr. Reeder has also served as Chief Financial Officer of Electronics for Imaging, Inc. and has held executive roles at Cisco Systems, Inc., Broadcom Inc., and Texas Instruments Incorporated. Mr. Reeder has been a member of the board of directors of Entegris, Inc. since March 2024 and of Alphawave IP Group plc since September 2023. He also served on the board of directors of Milacron Holdings Corp. from 2017 until November 2019. Mr. Reeder holds a Bachelor of Science degree in Chemical Engineering from the University of Arkansas and a Master of Business Administration degree from Southern Methodist University.

Satish Mehta

Mr. Mehta has served as our Chief Technology Officer since June 2018. From July 2017 to June 2018, Mr. Mehta served as Vice President—Data and Analytics Solutions for UnitedHealth Group Incorporated. Prior to that, Mr. Mehta served in various capacities at Staples Inc., including serving as Vice President, Price—Data & Analytics, Omni-Channel, and Innovation Labs from January 2014 to July 2017. From November 2005 to January 2014, Mr. Mehta served in various positions at Yahoo Inc., including as Senior Director, Global Data and Ad Tech. Mr. Mehta served on the board of directors of Express, Inc. from December 2022 until December 2024. Mr. Mehta holds a Bachelor of Science degree in Physics and Math from Jawaharlal Nehru University and a Master of Business Administration degree from California Miramar University.

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

Holders of Common Stock

As of the close of business on March 19, 2025, there were 207 stockholders of record of our Class A common stock and 2 stockholders of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. Other than share repurchases pursuant to the Repurchase Program or otherwise, we expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the Board and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the Board may deem relevant. In addition, the terms of our credit facilities contain restrictions on our ability to declare and pay cash dividends on our capital stock.

Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the fourteen weeks ended February 2, 2025.

Issuer Purchases of Equity Securities

The following table presents information with respect to shares of Class A common stock repurchased by Chewy, Inc. during the fourteen weeks ended February 2, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions) (3)(4)
October 28, 2024 - November 24, 2024	—	$—	—	$424.8
November 25, 2024 - December 29, 2024	1,785,550	$31.58	189,126	$418.4
December 30, 2024 - February 2, 2025	320,475	$36.64	320,475	$406.7
Total	2,106,025		509,601
(1) The purchased shares consisted of 509,601 shares of Class A common stock repurchased pursuant to the Repurchase Program and 1,596,424 shares of Class A common stock repurchased pursuant to the December 2024 Concurrent Stock Repurchase (as defined below).

(2) Average price paid per share under the Repurchase Program excludes the cost of commissions and excise taxes associated with the repurchases. For the period of November 25, 2024 through December 29, 2024, the average price paid per share pursuant to the Repurchase Program and December 2024 Concurrent Stock Repurchase was $33.75 and $31.32, respectively.

(3) On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s common stock pursuant to the Repurchase Program. The Repurchase Program has no expiration date and may be modified, suspended or terminated at any time. Refer to Note 10 - Stockholders’ Equity (Deficit) in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

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

The following graph compares the cumulative total return to stockholders of our Class A common stock relative to the cumulative total returns of the S&P 500 Index and DJ Internet Commerce Index. An investment of $100 is assumed to have been made in our Class A common stock and in the indices on February 2, 2020 and their relative performance is tracked through February 2, 2025. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
for Chewy Inc., the S&P 500 Index,
and the DJ Internet Commerce Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Feb 20
Apr 20
Jul 20
Oct 20
Dec 20
Mar 21
Jun 21
Sep 21
Nov 21
Feb 22
May 22
Aug 22
Oct 22
Jan 23
Apr 23
Jul 23
Sep 23
Dec 23
Mar 24
May 24
Aug 24
Nov 24
Feb 25
Chewy, Inc.
S&P 500 Index
DJ Internet Commerce Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for fiscal year 2024 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-K Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Overview

We are the largest pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and services, as well as the around-the-clock convenience, that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products and expanded menu of service offerings, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and partners and continually develop innovative ways for our customers to engage with us. We partner with approximately 3,200 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our websites and mobile applications, we offer our customers approximately 130,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

Macroeconomic Considerations

Evolving macroeconomic conditions, including current inflation levels and high interest rates, have affected, and continue to affect, our business and consumer shopping behavior. We continue to monitor conditions closely and adapt aspects of our logistics, transportation, supply chain, and purchasing processes accordingly to meet the needs of our growing community of pets, pet parents and partners. As our customers react to these economic conditions, we will adapt our business accordingly to meet their evolving needs.

We are unable to predict the duration and ultimate impact of evolving macroeconomic conditions on the broader economy or our operations and liquidity. As such, macroeconomic risks and uncertainties remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” and the section titled “Risk Factors” in Item 1A of this 10-K Report.

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2024 fiscal year ended February 2, 2025 and included 53 weeks (“Fiscal Year 2024”). Our 2023 fiscal year ended January 28, 2024 and included 52 weeks (“Fiscal Year 2023”). Our 2022 fiscal year ended January 29, 2023 and included 52 weeks (“Fiscal Year 2022”).

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

	Fiscal Year			% change
(in thousands, except net sales per active customer, per share data, and percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Financial and Operating Data
Net sales	$11,861,335	$11,147,720	$10,119,000	6.4%	10.2%
Net income (1)	$392,738	$39,580	$49,899	n/m	(20.7)%
Net margin (1)	3.3%	0.4%	0.5%
Adjusted EBITDA (2)	$570,537	$368,068	$306,739	55.0%	20.0%
Adjusted EBITDA margin (2)	4.8%	3.3%	3.0%
Adjusted net income (2)	$446,785	$296,231	$226,450	50.8%	30.8%
Earnings per share, basic (1)	$0.93	$0.09	$0.12	n/m	(25.0)%
Earnings per share, diluted (1)	$0.91	$0.09	$0.12	n/m	(25.0)%
Adjusted earnings per share, basic (2)	$1.06	$0.69	$0.54	53.6%	27.8%
Adjusted earnings per share, diluted (2)	$1.04	$0.69	$0.53	50.7%	30.2%
Net cash provided by operating activities	$596,325	$486,211	$349,777	22.6%	39.0%
Free cash flow (2)	$452,494	$342,929	$119,467	31.9%	187.0%
Active customers	20,514	20,083	20,405	2.1%	(1.6)%
Net sales per active customer	$578	$555	$496	4.1%	11.9%
Autoship customer sales	$9,393,326	$8,493,199	$7,407,930	10.6%	14.7%
Autoship customer sales as a percentage of net sales	79.2%	76.2%	73.2%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $332.1 million, $248.5 million, and $163.2 million, for Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, respectively.

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

The following table presents a reconciliation of net income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated:

(in thousands, except percentages)	Fiscal Year
Reconciliation of Net Income to Adjusted EBITDA	2024	2023	2022
Net income	$392,738	$39,580	$49,899
Add (deduct):
Depreciation and amortization	114,557	109,693	83,440
Share-based compensation expense and related taxes	332,085	248,543	163,211
Interest income, net	(35,068)	(58,501)	(9,290)
Change in fair value of unvested equity warrants	(2,369)	(13,079)	13,340
Income tax (benefit) provision	(241,045)	8,650	2,646
Severance costs	—	14,348	—
Exit costs	—	6,839	—
Transaction related costs	1,607	7,827	3,953
Other	8,032	4,168	(460)
Adjusted EBITDA	$570,537	$368,068	$306,739
Net sales	$11,861,335	$11,147,720	$10,119,000
Net margin	3.3%	0.4%	0.5%
Adjusted EBITDA margin	4.8%	3.3%	3.0%

Adjusted Net Income and Adjusted Basic and Diluted Earnings per Share

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this 10-K Report adjusted net income and adjusted basic and diluted earnings per share, which represent non-GAAP financial measures. We calculate adjusted net income as net income excluding share-based compensation expense and related taxes, releases of valuation allowances associated with deferred tax assets, changes in the fair value of equity warrants, and severance and exit costs. We calculate adjusted basic and diluted earnings per share by dividing adjusted net income attributable to common stockholders by the weighted-average shares outstanding during the period. We have provided a reconciliation below of adjusted net income to net income, the most directly comparable GAAP financial measure.

We have included adjusted net income and adjusted basic and diluted earnings per share in this 10-K Report because each is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted net income and adjusted basic and diluted earnings per share facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses and certain variable gains and losses that do not represent a component of our core business operations. We believe it is useful to exclude non-cash share-based compensation expense because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude releases of valuation allowances associated with deferred tax assets as this is not a component of our core business operations. We believe it is useful to exclude changes in the fair value of equity warrants because the variability of equity warrant gains and losses is not representative of our underlying operations. We believe it is useful to exclude severance and exit costs because these expenses represent temporary initiatives to realign resources and enhance operational efficiency, which are not components of our core business operations. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated:

(in thousands, except per share data)	Fiscal Year
Reconciliation of Net Income to Adjusted Net Income	2024	2023	2022
Net income	$392,738	$39,580	$49,899
Add (deduct):
Share-based compensation expense and related taxes	332,085	248,543	163,211
Change in fair value of unvested equity warrants	(2,369)	(13,079)	13,340
Deferred tax asset valuation allowance release	(275,669)	—	—
Severance costs	—	14,348	—
Exit costs	—	6,839	—
Adjusted net income	$446,785	$296,231	$226,450
Weighted-average common shares used in computing adjusted earnings per share:
Basic	421,351	429,457	422,331
Effect of dilutive share-based awards	9,639	2,583	5,439
Diluted	430,990	432,040	427,770
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.93	$0.09	$0.12
Diluted	$0.91	$0.09	$0.12
Adjusted basic	$1.06	$0.69	$0.54
Adjusted diluted	$1.04	$0.69	$0.53

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

(in thousands)	Fiscal Year
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	2024	2023	2022
Net cash provided by operating activities	$596,325	$486,211	$349,777
Deduct:
Capital expenditures	(143,831)	(143,282)	(230,310)
Free Cash Flow	$452,494	$342,929	$119,467

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

Selling, General and Administrative

Selling, general and administrative expenses consist of fulfillment costs incurred in operating and staffing fulfillment centers, customer service centers, and veterinary clinics; payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal and human resources; costs associated with the use of facilities and equipment, such as depreciation expense and rent; share-based compensation, professional fees and other general corporate costs.

Fulfillment costs include costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing, providing pet health services, and responding to inquiries from customers. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards.

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

Other Income (Expense), net

Our other income (expense), net consists of changes in the fair value of equity warrants, equity investments, tax indemnification receivables, foreign currency transaction gains and losses, and allowances for credit losses.

Presentation of Results of Consolidated Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Consolidated Operations and Liquidity and Capital Resources includes a comparison of Fiscal Year 2024 to Fiscal Year 2023. A similar discussion and analysis which compares Fiscal Year 2023 to Fiscal Year 2022 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC on March 20, 2024, and is incorporated herein by reference.

Results of Consolidated Operations

The following tables set forth our results of operations for the fiscal years presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Fiscal Year
				% change		% of net sales
(in thousands, except percentages)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022	2024	2023	2022
Consolidated Statements of Operations
Net sales	$11,861,335	$11,147,720	$10,119,000	6.4%	10.2%	100.0%	100.0%	100.0%
Cost of goods sold	8,393,631	7,986,202	7,284,505	5.1%	9.6%	70.8%	71.6%	72.0%
Gross profit	3,467,704	3,161,518	2,834,495	9.7%	11.5%	29.2%	28.4%	28.0%
Operating expenses:
Selling, general and administrative	2,551,004	2,442,683	2,128,688	4.4%	14.8%	21.5%	21.9%	21.0%
Advertising and marketing	804,113	742,460	649,386	8.3%	14.3%	6.8%	6.7%	6.4%
Total operating expenses	3,355,117	3,185,143	2,778,074	5.3%	14.7%	28.3%	28.6%	27.4%
Income (loss) from operations	112,587	(23,625)	56,421	n/m	(141.9)%	0.9%	(0.2)%	0.6%
Interest income, net	35,068	58,501	9,290	(40.1)%	n/m	0.3%	0.5%	0.1%
Other income (expense), net	4,038	13,354	(13,166)	(69.8)%	201.4%	0.0%	0.1%	(0.1)%
Income before income tax (benefit) provision	151,693	48,230	52,545	214.5%	(8.2)%	1.3%	0.4%	0.5%
Income tax (benefit) provision	(241,045)	8,650	2,646	n/m	226.9%	(2.0)%	0.1%	0.0%
Net income	$392,738	$39,580	$49,899	n/m	(20.7)%	3.3%	0.4%	0.5%
n/m - not meaningful

Net Sales

	Fiscal Year			2024 vs. 2023		2023 vs. 2022
(in thousands, except percentages)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Consumables	$8,396,144	$8,014,645	$7,145,414	$381,499	4.8%	$869,231	12.2%
Hardgoods	1,267,053	1,209,161	1,215,689	57,892	4.8%	(6,528)	(0.5)%
Other	2,198,138	1,923,914	1,757,897	274,224	14.3%	166,017	9.4%
Net sales	$11,861,335	$11,147,720	$10,119,000	$713,615	6.4%	$1,028,720	10.2%

Net sales for Fiscal Year 2024 increased by $713.6 million, or 6.4%, to $11.9 billion compared to $11.1 billion for Fiscal Year 2023. Excluding net sales of $226.6 million in the 53rd week, net sales for Fiscal Year 2024 increased by $487.0 million, or 4.4%, to $11.6 billion compared to $11.1 billion for Fiscal Year 2023. This increase was primarily driven by growth in customer spending from new and existing customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program. Net sales per active customer increased $23, or 4.1%, to $578 in Fiscal Year 2024 compared to Fiscal Year 2023, driven by growth across our healthcare and specialty businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for Fiscal Year 2024 increased by $407.4 million, or 5.1%, to $8.4 billion compared to $8.0 billion in Fiscal Year 2023. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was lower than the increase in net sales on a percentage basis, reflecting supply chain efficiency gains across our fulfillment network.

Gross profit for Fiscal Year 2024 increased by $306.2 million, or 9.7%, to $3.5 billion compared to $3.2 billion in Fiscal Year 2023. This increase was primarily due to the year-over-year increase in net sales as described above. Gross profit as a percentage of net sales for Fiscal Year 2024 increased by approximately 80 basis points compared to Fiscal Year 2023, primarily due to supply chain efficiency gains across our network as well as margin expansion across our consumables and healthcare businesses.

Selling, General and Administrative

Selling, general and administrative expenses for Fiscal Year 2024 increased by $108.3 million, or 4.4%, to $2.6 billion compared to $2.4 billion in Fiscal Year 2023. This was primarily due to an increase of $83.5 million in non-cash share-based compensation expense and related taxes and an increase of $23.2 million in fulfillment costs attributable to the continued expansion of our pharmacy fulfillment network and launch of veterinary clinics.

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

Advertising and Marketing

Advertising and marketing expenses for Fiscal Year 2024 increased by $61.6 million, or 8.3%, to $804.1 million compared to $742.5 million in Fiscal Year 2023. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels as well as expansion into Canada, contributing to new customer acquisition, customer retention, and an increase in wallet share from our large and stable customer base.

Interest Income (Expense), net

Interest income for Fiscal Year 2024 decreased by $23.4 million, to $35.1 million compared to interest income of $58.5 million in Fiscal Year 2023. While interest income generated by cash and cash equivalents, and marketable securities exceeded interest expenses incurred in Fiscal Year 2024, this decrease was due in large part to additional interest income generated by investment of proceeds from the parent reorganization transaction in Fiscal Year 2023.

Other Income (Expense), net

Other income for Fiscal Year 2024 decreased by $9.4 million, to $4.0 million compared to other income of $13.4 million. This decrease was primarily due to smaller increases in the fair value of equity warrants as well as foreign currency transaction losses, partially offset by increases in the fair value of tax indemnification receivables and equity investments.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consisted primarily of cash on deposit with banks. Cash and cash equivalents totaled $595.8 million as of February 2, 2025, a decrease of $6.5 million from January 28, 2024. Marketable securities consisted primarily of equity investments and U.S. Treasury securities and totaled $0.9 million as of February 2, 2025, a decrease of $530.9 million from January 28, 2024 due to the maturities and sales that occurred during Fiscal Year 2024.

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

Operating and real estate lease obligations relate to fulfillment and customer service centers, veterinary clinics, corporate offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2038. Real estate obligations include legally binding minimum lease payments for operating lease arrangements which have not yet commenced. As of February 2, 2025, operating and real estate lease obligations included legally binding minimum lease payments of $850.8 million. For additional information related to real estate and operating leases, see Note 9 – Leases, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Cash Flows

	Fiscal Year
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$596,325	$486,211	$349,777
Net cash provided by (used in) investing activities	$394,571	$(287,363)	$(615,504)
Net cash (used in) provided by financing activities	$(996,742)	$71,598	$(6,734)

Operating Activities

Net cash provided by operating activities was $596.3 million for Fiscal Year 2024, which primarily consisted of i) $392.7 million of net income, ii) non-cash adjustments of $197.2 million, including share-based compensation expense of $306.4 million, and depreciation and amortization expense of $114.6 million, partially offset by a deferred income tax benefit of $257.5 million, as well as iii) an increase of $33.8 million from working capital changes. This increase was primarily driven by an increase in other current liabilities and payables, partially offset by an increase in inventories, receivables, and other current assets.

Net cash provided by operating activities was $486.2 million for Fiscal Year 2023, which primarily consisted of i) $39.6 million of net income, ii) non-cash adjustments of $377.1 million including share-based compensation expense of $239.1 million and depreciation and amortization expense of $109.7 million, as well as iii) an increase of $105.7 million from working capital changes. This increase was primarily driven by an increase in other current liabilities and payables, partially offset by an increase in other current assets, inventories, and receivables.

Investing Activities

Net cash provided by investing activities was $394.6 million for Fiscal Year 2024, primarily consisting of $538.4 million for the maturities and sales of marketable securities, partially offset by $143.8 million for capital expenditures related to the launch of new and future pharmacy facilities, veterinary clinics, and fulfillment centers as well as additional investments in IT hardware and software.

Net cash used in investing activities was $287.4 million for Fiscal Year 2023, primarily consisting of $143.7 million for the purchase of marketable securities, net of maturities and $143.3 million for capital expenditures related to the launch of new and future fulfillment centers and additional investments in IT hardware and software.

Financing Activities

Net cash used in financing activities was $996.7 million for Fiscal Year 2024, primarily consisting of $942.8 million for repurchases of common stock, $51.9 million for income taxes paid for, net of proceeds from, the parent reorganization transaction, payments for secondary offering costs, and principal repayments of finance lease obligations.

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

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on August 27, 2026 and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities up to $250 million, subject to customary conditions. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of February 2, 2025, which is reduced by standby letters of credit, we had $782.6 million of borrowing capacity under the ABL Credit Facility. As of February 2, 2025, we had no outstanding borrowings under the ABL Credit Facility.

For additional information with respect to our ABL Credit Facility, see Note 8 – Debt, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Share Repurchase Activity

On May 24, 2024, our Board of Directors authorized the Company to repurchase up to $500 million of its Class A common stock and/or Class B common stock, pursuant to a share repurchase program (the “Repurchase Program”). The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. We are not required to repurchase any specific dollar amount or to acquire any specific number of shares of common stock. The Repurchase Program has no expiration date and may be modified, suspended, or terminated at any time.

On June 26, 2024, the Company entered into an agreement (the “Stock Repurchase Agreement”) with Buddy Chester Sub LLC, an entity affiliated with the Sponsors (the “Seller”), to repurchase an aggregate of 17,550,000 shares of Class A common stock from the Seller at a price per share of $28.49, resulting in an aggregate repurchase price of $500 million (the “Stock Repurchase”).

On September 18, 2024, the Company entered into an agreement (the “September 2024 Concurrent Stock Repurchase Agreement”) with the Seller to repurchase $300 million of shares of Class A common stock from the Seller at a price per share of $29.40, resulting in the repurchase of an aggregate of 10,204,081 shares of Class A common stock (the “September 2024 Concurrent Stock Repurchase”).

On December 9, 2024, the Company entered into an agreement (the “December 2024 Concurrent Stock Repurchase Agreement”) with the Seller, to repurchase $50 million of shares of Class A common stock from the Seller at a price per share of $31.32, resulting in the repurchase of an aggregate of 1,596,424 shares of Class A common stock (the “December 2024 Concurrent Stock Repurchase”).

During Fiscal Year 2024, 3,439,858, 17,550,000, 10,204,081, and 1,596,424 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program, the Stock Repurchase Agreement, the September 2024 Concurrent Stock Repurchase, and the December 2024 Concurrent Stock Repurchase for a total cost of $93.3 million, $500.0 million, $300.0 million, and $50.0 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of February 2, 2025, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $406.7 million. As of February 2, 2025, the total unpaid cost of share repurchases was $5.6 million, which included $5.1 million for excise taxes.

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

Income Taxes

Estimates of deferred income taxes reflect management’s assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment or the outcome of any review of our tax returns by the Internal Revenue Service, as well as actual operating results that may vary significantly from anticipated results. For additional information on deferred tax assets and liabilities, see Note 13 – Income Taxes, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

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

Item 8. Financial Statements and Supplementary Data

CHEWY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Chewy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chewy, Inc. and subsidiaries (the “Company”) as of February 2, 2025, and January 28, 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows, for each of the three years in the periods ended February 2, 2025, January 28, 2024, and January 29, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2025 and January 28, 2024, and the results of its operations and its cash flows for each of the three years in the periods ended February 2, 2025, January 28, 2024, and January 29, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

• We selected a sample of purchase-based vendor rebates earned during the year and, using the terms of the vendor agreement and related inventory purchased, recalculated the amount recorded as a reduction of the carrying value of inventory. For each selected purchase-based deal, we sent a confirmation to the vendor to confirm the terms of the purchase-based agreement are complete and accurate, that there are no disputes over the terms of the agreement, and that no side agreements exist.

• We tested the amount of the deferred purchase-based vendor rebates recorded as a reduction of cost of goods sold by developing an expectation of the amount based on the turnover of inventory in the current year and compared our expectation to the amount recorded.

/s/ Deloitte & Touche LLP
Boca Raton, Florida
March 26, 2025

We have served as the Company’s auditor since 2017.

CHEWY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of
	February 2, 2025	January 28, 2024
Assets
Current assets:
Cash and cash equivalents	$595,765	$602,232
Marketable securities	899	531,785
Accounts receivable	169,031	154,043
Inventories	836,695	719,273
Prepaid expenses and other current assets	59,976	97,015
Total current assets	1,662,366	2,104,348
Property and equipment, net	562,180	521,298
Operating lease right-of-use assets	450,393	474,617
Goodwill	39,442	39,442
Deferred tax assets	257,453	—
Other non-current assets	42,693	47,146
Total assets	$3,014,527	$3,186,851
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,175,869	$1,104,940
Accrued expenses and other current liabilities	1,030,854	1,005,937
Total current liabilities	2,206,723	2,110,877
Operating lease liabilities	502,404	527,795
Other long-term liabilities	43,941	37,935
Total liabilities	2,753,068	2,676,607
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of February 2, 2025 and January 28, 2024	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 193,892,875 and 132,913,046 shares issued and outstanding as of February 2, 2025 and January 28, 2024, respectively	1,939	1,329
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 219,698,561 and 298,863,356 shares issued and outstanding as of February 2, 2025 and January 28, 2024, respectively	2,197	2,989
Additional paid-in capital	1,840,160	2,481,984
Accumulated deficit	(1,582,914)	(1,975,652)
Accumulated other comprehensive income (loss)	77	(406)
Total stockholders’ equity	261,459	510,244
Total liabilities and stockholders’ equity	$3,014,527	$3,186,851

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	Fiscal Year
	2024	2023	2022
Net sales	$11,861,335	$11,147,720	$10,119,000
Cost of goods sold	8,393,631	7,986,202	7,284,505
Gross profit	3,467,704	3,161,518	2,834,495
Operating expenses:
Selling, general and administrative	2,551,004	2,442,683	2,128,688
Advertising and marketing	804,113	742,460	649,386
Total operating expenses	3,355,117	3,185,143	2,778,074
Income (loss) from operations	112,587	(23,625)	56,421
Interest income, net	35,068	58,501	9,290
Other income (expense), net	4,038	13,354	(13,166)
Income before income tax (benefit) provision	151,693	48,230	52,545
Income tax (benefit) provision	(241,045)	8,650	2,646
Net income	$392,738	$39,580	$49,899

Other comprehensive income
Net income	$392,738	$39,580	$49,899
Foreign currency translation adjustments	483	(406)	—
Comprehensive income	$393,221	$39,174	$49,899

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.93	$0.09	$0.12
Diluted	$0.91	$0.09	$0.12
Weighted-average common shares used in computing earnings per share:
Basic	421,351	429,457	422,331
Diluted	430,990	432,040	427,770

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 30, 2022	420,106	4,201	$2,021,310	$(2,065,131)	$—	$(39,620)
Share-based compensation expense	—	—	158,122	—		158,122
Vesting of share-based compensation awards	5,109	51	(51)	—	—	—
Tax withholdings for share-based compensation awards	(53)	(1)	(2,474)	—	—	(2,475)
Distribution to parent	187	2	(2)	—	—	—
Tax sharing agreement with related parties	—	—	(5,658)	—	—	(5,658)
Net income	—	—	—	49,899	—	49,899
Balance as of January 29, 2023	425,349	4,253	2,171,247	(2,015,232)	—	160,268
Share-based compensation expense	—	—	239,106	—	—	239,106
Vesting of share-based compensation awards	6,334	64	(64)	—	—	—
Tax withholdings for share-based compensation awards	—	—	(5)	—	—	(5)
Distribution to parent	93	1	(1)	—	—	—
Tax sharing agreement with related parties	—	—	(4,999)	—	—	(4,999)
Noncash settlement with related parties	—	—	54,734	—	—	54,734
Capital contribution from parent reorganization transaction	—	—	21,966	—	—	21,966
Net income	—	—	—	39,580	—	39,580
Other comprehensive loss	—	—	—	—	(406)	(406)
Balance as of January 28, 2024	431,776	4,318	2,481,984	(1,975,652)	(406)	510,244
Share-based compensation expense	—	—	306,435	—	—	306,435
Vesting of share-based compensation awards	14,606	146	(146)	—	—	—
Tax withholdings for share-based compensation awards	—	—	(12)	—	—	(12)
Repurchases of common stock	(32,791)	(328)	(948,101)	—	—	(948,429)
Net income	—	—	—	392,738	—	392,738
Other comprehensive income	—	—	—	—	483	483
Balance as of February 2, 2025	413,591	4,136	$1,840,160	$(1,582,914)	$77	$261,459

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2024	2023	2022
Cash flows from operating activities
Net income	$392,738	$39,580	$49,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,557	109,693	83,440
Share-based compensation expense	306,435	239,107	158,122
Non-cash lease expense	32,951	37,818	39,389
Change in fair value of equity warrants and investments	(1,504)	(13,069)	13,340
Deferred income tax benefit	(257,453)	—	—
Unrealized foreign currency losses (gains), net	1,122	(391)	—
Other	1,049	3,914	1,072
Net change in operating assets and liabilities:
Accounts receivable	(15,069)	(27,072)	(2,573)
Inventories	(117,814)	(41,259)	(115,261)
Prepaid expenses and other current assets	(14,049)	(50,099)	(10,964)
Other non-current assets	3,543	(29,942)	1,114
Trade accounts payable	71,080	71,762	147,465
Accrued expenses and other current liabilities	109,682	152,329	7,932
Operating lease liabilities	(32,018)	(27,179)	(21,632)
Other long-term liabilities	1,075	21,019	(1,566)
Net cash provided by operating activities	596,325	486,211	349,777
Cash flows from investing activities
Capital expenditures	(143,831)	(143,282)	(230,310)
Proceeds from sales and maturities of marketable securities	538,402	3,078,000	200,000
Purchases of marketable securities	—	(3,221,714)	(543,761)
Cash paid for acquisition of business, net of cash acquired	—	(367)	(40,033)
Other	—	—	(1,400)
Net cash provided by (used in) investing activities	394,571	(287,363)	(615,504)
Cash flows from financing activities
Repurchases of common stock	(942,848)	—	—
Income taxes paid for, net of proceeds from, parent reorganization transaction	(51,949)	60,601	—
Payments of secondary offering costs	(1,066)	—	—
Principal repayments of finance lease obligations	(866)	(510)	(681)
Capital contribution from parent reorganization transaction	—	21,966	—
Payments for tax sharing agreement with related parties	—	(10,279)	(2,828)
Other	(13)	(180)	(3,225)
Net cash (used in) provided by financing activities	(996,742)	71,598	(6,734)
Effect of exchange rate changes on cash and cash equivalents	(621)	145	—
Net (decrease) increase in cash and cash equivalents	(6,467)	270,591	(272,461)
Cash and cash equivalents, as of beginning of period	602,232	331,641	604,102
Cash and cash equivalents, as of end of period	$595,765	$602,232	$331,641

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Description of Business

Chewy, Inc. and its wholly-owned subsidiaries (collectively “Chewy” or the “Company”) is primarily an e-commerce business geared toward pet products and services. Chewy serves its customers through its retail websites, and its mobile applications and focuses on delivering exceptional customer service, competitive prices, outstanding convenience (including Chewy’s Autoship subscription program, fast shipping, and hassle-free returns), and a large selection of high-quality pet food, treats and supplies, and pet healthcare products and services.

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

Contemporaneously with the execution and delivery of the Merger Agreement, the Company and the BC Partners-affiliated stockholders named therein (the “BCP Stockholder Parties”) entered into an Amended and Restated Investor Rights Agreement (the “A&R Investor Rights Agreement”), which amended and restated in its entirety that certain Investor Rights Agreement, dated as of June 13, 2019, by and among the Company and the stockholders identified therein. The A&R Investor Rights Agreement contains changes to the governing arrangements between the BCP Stockholder Parties and the Company, including (i) the gradual elimination of the Company’s dual class share structure through the conversion of the Company’s Class B common stock, par value $0.01 per share (the “Class B common stock”) (ten votes per share) into Class A common stock, par value $0.01 per share (the “Class A common stock” and together with the Class B common stock, the “common stock”) (one vote per share), (ii) certain revisions to the BCP Stockholder Parties director nomination rights which will accelerate the step down of their nomination rights as the economic ownership of the BCP Stockholder Parties decreases following the date that such stockholders no longer hold an aggregate of over 50% of the outstanding Class A and Class B common stock of the Company, (iii) the approval of a disinterested and independent committee of the Company’s board of directors for certain change of control transactions, (iv) certain standstill commitments, and (v) additional transfer restrictions.

On the Closing Date, affiliates of BC Partners transferred $1.9 billion to the Company to be used to fund: (i) tax obligations of its affiliates that were inherited by the Company as a result of the Transactions and (ii) expenses incurred by the Company in connection with the Transactions. The Merger Agreement requires affiliates of BC Partners to indemnify the Company for certain tax liabilities and includes customary indemnifications related to the Transactions. For additional information, see Note 13 – Income Taxes.

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

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2024 fiscal year ended February 2, 2025 and included 53 weeks (“Fiscal Year 2024”). The Company’s 2023 fiscal year ended January 28, 2024 and included 52 weeks (“Fiscal Year 2023”). The Company’s 2022 fiscal year ended January 29, 2023 and included 52 weeks (“Fiscal Year 2022”).

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

Accounts Receivable

The Company’s accounts receivable are comprised of customer and vendor receivables. The Company’s net customer receivables were $114.2 million and $110.0 million as of February 2, 2025 and January 28, 2024, respectively, and consist of credit and debit card receivables from banks, which typically settle within five business days. The Company’s vendor receivables were $54.8 million and $44.0 million as of February 2, 2025 and January 28, 2024, respectively. The Company does not maintain an allowance for doubtful accounts as neither historical losses on customer and vendor receivables nor future projected losses on such receivables have been or are expected to be significant.

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated over the estimated useful lives of the related assets using the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term (including renewals that are reasonably assured) or the estimated useful lives of the improvements. For internal-use software, external costs and employee payroll expenses directly associated with developing new or enhancing existing software applications are capitalized subsequent to the preliminary stage of development. Internal-use software costs are amortized using the straight-line method over the estimated useful life of the software when the project is substantially complete and ready for its intended use.

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

Leases

The Company has operating and finance lease agreements for its fulfillment and customer service centers, veterinary clinics, corporate offices, and certain equipment. The Company determines if an arrangement contains a lease at inception based on the ability to control a physically distinct asset. Operating and finance lease right-of-use assets are recorded in the consolidated balance sheets based on the initial measurement of the lease liability as adjusted to include prepaid rent and initial direct costs less any lease incentives received. Lease liabilities are measured at the commencement date based on the present value of the lease payments over the lease term. Lease payments are generally fixed but may include provisions for future rent increases based on a market index. The Company separately accounts for lease and non-lease components within lease agreements; the non-lease components primarily relate to common area maintenance for real estate leases. The Company uses its incremental borrowing rate to present value the lease liability as key inputs to determine the interest rate implicit in the lease are not shared by lessors.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For asset groups held and used, the carrying value of the asset group is considered recoverable when the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment charge would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. Impairment charges are recognized within selling, general and administrative expenses in the consolidated statements of operations. Impairment charges recorded by the Company were not material for Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in thousands):

	As of
	February 2, 2025	January 28, 2024
Outbound fulfillment	$512,135	$491,251
Advertising and marketing	146,338	106,339
Payroll liabilities	89,858	83,880
Accrued expenses and other	282,523	324,467
Total accrued expenses and other current liabilities	$1,030,854	$1,005,937

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

Revenue Recognition

Chewy primarily recognizes revenues from product sales when the customer orders an item through Chewy’s websites or mobile applications via the electronic shopping cart, funds are collected from the customer and the item is shipped from one of the Company’s fulfillment centers and delivered to the carrier. Certain products are shipped directly from manufacturers to Chewy customers. For all of the preceding, the Company is considered to be a principal to these transactions and revenue is recognized on a gross basis as the Company is (i) the primary entity responsible for fulfilling the promise to provide the specified products in the arrangement with the customer and provides the primary customer service for all products sold on Chewy’s websites or mobile applications, (ii) has inventory risk before the products have been transferred to a customer and maintains inventory risk upon accepting returns, and (iii) has discretion in establishing the price for the specified products sold on Chewy’s websites or mobile applications.

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

Vendor Concentration Risk

The Company purchases inventory from an assortment of vendors worldwide. Sales of products from the Company’s three largest vendors represented approximately 39%, 39%, and 38% of the Company’s net sales for Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, respectively.

Selling, General and Administrative

Selling, general and administrative expenses consist of fulfillment costs incurred in operating and staffing fulfillment centers, customer service centers, and veterinary clinics; payroll and related expenses for employees involved in general corporate functions, including accounting, finance, tax, legal, and human resources; costs associated with the use of facilities and equipment, such as depreciation expense and rent; share-based compensation expense, professional fees and other general corporate costs.

Fulfillment

Fulfillment costs include costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing, providing pet health services, and responding to inquiries from customers. For Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, the Company recorded fulfillment costs of $1.3 billion, $1.3 billion, and $1.2 billion, respectively. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards. For Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, the Company recorded merchant processing fees of $250.5 million, $234.0 million, and $207.7 million, respectively.

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

Advertising and Marketing

Advertising and marketing expenses primarily consist of advertising and payroll related expenses for personnel engaged in marketing, business development and selling activities. Advertising and marketing costs are expensed in the period that the advertising first takes place.

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense in relation to its borrowing facilities, finance leases, and uncertain tax positions. The following table provides additional information about the Company’s interest income (expense), net (in thousands):

	Fiscal Year
	2024	2023	2022
Interest income	$40,587	$62,083	$11,865
Interest expense	(5,519)	(3,582)	(2,575)
Interest income, net	$35,068	$58,501	$9,290

The Company made interest cash payments of $2.7 million, $2.9 million, and $2.1 million for Fiscal Years 2024, 2023, and 2022, respectively.

Other Income (Expense), net

The Company’s other income (expense), net consists of: (i) changes in the fair value of equity warrants, investments, and tax indemnification receivables, (ii) foreign currency transaction losses and gains, and (iii) allowances for credit losses. The following table provides additional information about the Company’s other (expense) income, net (in thousands):

	Fiscal Year
	2024	2023	2022
Change in fair value of unvested equity warrants	$2,369	$13,079	$(13,340)
Change in fair value of tax indemnification receivables	2,042	—	—
Change in fair value of equity investments	432	(10)	—
Foreign currency transaction (losses) gains	(805)	285	174
Other income (expense), net	$4,038	$13,354	$(13,166)

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

Chewy determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company records interest related to uncertain tax positions within interest expense in the consolidated statements of operations and within other long-term liabilities on the Company’s consolidated balance sheets.

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists. The Company maintains liabilities for potential exposure in states where taxability is uncertain and the Company did not collect sales tax.

Segment Information

Operating segments are defined as components of an entity that engage in business activities for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company operates in one operating segment and one reportable segment. For more information, see Note 11 - Segment Information.

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

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update became effective with the Company’s Fiscal Year 2024 annual reporting period. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and resulted in additional segment disclosures within Note 11 – Segment Information.

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

In connection with this acquisition the Company recorded goodwill of $39.4 million, none of which is deductible for tax purposes. The identified intangible assets consisted of $1.5 million of developed technology with an amortization period of 3.0 years.

4.     Financial Instruments

Cash equivalents are carried at cost, which approximates fair value and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during Fiscal Year 2024. Further, as of February 2, 2025, the Company did not record an allowance for credit losses related to its fixed income securities.

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

The following table includes a summary of financial instruments measured at fair value as of February 2, 2025 (in thousands):

	Level 1	Level 2	Level 3
Cash	$595,765	$—	$—
Cash and cash equivalents	595,765	—	—
Equity investments	899	—	—
Marketable securities	899	—	—
Unvested equity warrants	—	—	4,895
Total financial instruments	$596,664	$—	$4,895

The following table includes a summary of financial instruments measured at fair value as of January 28, 2024 (in thousands):

	Level 1	Level 2	Level 3
Cash	$602,232	$—	$—
Cash and cash equivalents	602,232	—	—
U.S. Treasury securities	531,592	—	—
Equity investments	193	—	—
Marketable securities	531,785	—	—
Unvested equity warrants	—	—	2,219
Total financial instruments	$1,134,017	$—	$2,219

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in thousands):

	Fiscal Year
	2024	2023
Beginning balance	$2,219	$31,622
Change in fair value of unvested equity warrants	5,927	(29,403)
Equity warrants vested	(3,251)	—
Ending balance	$4,895	$2,219

As of February 2, 2025 and January 28, 2024, the deferred credit subject to vesting requirements recognized within other long-term liabilities in exchange for the equity warrants was $4.5 million and $1.9 million, respectively.

The following table presents quantitative information about Level 3 significant unobservable inputs used in the fair value measurement of the equity warrants as of February 2, 2025:

				Range
	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Min	Max	Weighted Average
Equity warrants	$4,895	Black-Scholes and Monte Carlo	Probability of vesting	0%	25%	17%

			Equity volatility	35%	85%	76%

5.    Property and Equipment, net

The following is a summary of property and equipment, net (in thousands):

	As of
	February 2, 2025	January 28, 2024
Furniture, fixtures and equipment	$208,252	$174,092
Computer equipment	78,019	75,677
Internal-use software	230,029	183,380
Leasehold improvements	327,905	312,123
Construction in progress	130,045	82,014
	974,250	827,286
Less: accumulated depreciation and amortization	412,070	305,988
Property and equipment, net	$562,180	$521,298

Internal-use software includes labor and license costs associated with software development for internal use. As of February 2, 2025 and January 28, 2024, the Company had accumulated amortization related to internal-use software of $125.1 million and $87.5 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, the Company recorded depreciation expense on property and equipment of $73.4 million, $75.6 million, and $57.5 million, respectively, and amortization expense related to internal-use software costs of $37.6 million, $30.2 million, and $22.4 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the consolidated statements of operations.

6.     Identified Intangible Assets

The following table provides information about the Company’s identified intangible assets (in thousands, except for weighted-average remaining life):

	As of February 2, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (years)
Developed technology	$11,596	$(11,218)	$378	0.1
Total intangible assets	$11,596	$(11,218)	$378	0.1

For Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, the Company recorded amortization expense related to intangible assets of $3.6 million, $3.9 million, and $3.5 million, respectively. The Company expects to record future amortization of intangible assets of $0.4 million during Fiscal Year 2025.

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

All obligations under the ABL Credit Facility are guaranteed on a senior secured first-lien basis by the Company’s wholly-owned domestic subsidiaries, subject to certain exceptions, and secured, subject to permitted liens and other exceptions, by a perfected first-priority security interest in substantially all of the Company’s and its wholly-owned domestic subsidiaries’ assets. The ABL Credit Facility contains customary covenants, with which the Company is in compliance.

The ABL Credit Facility requires the Company to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if excess liquidity under the facility is less than the greater of 10% of the maximum borrowing amount and $72.0 million for a certain period of time. The ABL Credit Facility also contains certain customary events of default for facilities of this type, including an event of default upon a change in control. Based on the Company’s borrowing base as of February 2, 2025, which is reduced by standby letters of credit, the Company had $782.6 million of borrowing capacity under the ABL Credit Facility. As of February 2, 2025, the Company had no outstanding borrowings under the ABL Credit Facility.

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

The Company’s finance leases as of February 2, 2025 and January 28, 2024 were not material and were included in property and equipment, net, on the Company’s consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets (in thousands):

		As of
Leases	Balance Sheet Classification	February 2, 2025	January 28, 2024
Assets
Operating	Operating lease right-of-use assets	$450,393	$474,617
Total operating lease assets		$450,393	$474,617

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$33,519	$29,003
Non-current
Operating	Operating lease liabilities	502,404	527,795
Total operating lease liabilities		$535,923	$556,798

For Fiscal Year 2024 and Fiscal Year 2023, assets acquired in exchange for new operating lease liabilities were $9.1 million and $106.3 million, respectively. Lease expense primarily related to operating lease costs and were included within selling, general and administrative expenses in the consolidated statements of operations. For Fiscal Year 2024, Fiscal Year 2023, and Fiscal Year 2022, the Company recorded lease expense of $107.0 million, $104.4 million, and $90.9 million of which short-term and variable lease payments were $28.3 million, $24.8 million, and $18.9 million respectively.

As of February 2, 2025, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 11.0 years and 8.3%, respectively. As of January 28, 2024, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 11.8 years and 8.4%, respectively.

Cash flows used in operating activities related to operating leases were approximately $105.2 million, $95.7 million, and $76.8 million for Fiscal Years 2024, 2023, and 2022, respectively.

The table below presents the maturity of lease liabilities as of February 2, 2025 (in thousands):

Operating Leases
2025	$79,396
2026	70,238
2027	72,662
2028	73,648
2029	73,474
Thereafter	468,314
Total lease payments	837,732
Less: interest	301,809
Present value of lease liabilities	$535,923

The table above includes all locations for which the Company had the right to control the use of the property. In addition, as of February 2, 2025, the Company had lease arrangements which had not yet commenced with total future lease payments of $13.0 million. The weighted-average lease term for these lease arrangements is approximately 10.1 years.

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

Share Repurchase Activity

Share Repurchase Program

On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its Class A common stock and/or Class B common stock pursuant to a share repurchase program (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, through repurchases made in compliance with Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or other means. The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. The Repurchase Program does not require the Company to repurchase any specific dollar amount or to acquire any any specific number of shares of common stock. The Repurchase Program has no expiration date and may be modified, suspended, or terminated at any time.

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

September 2024 Secondary Offering and Concurrent Stock Repurchase

On September 19, 2024, the Company entered into an underwriting agreement (the “September 2024 Underwriting Agreement”) with the Seller and Morgan Stanley & Co, LLC, relating to the offer and sale by the Seller of 16,666,667 shares of Class A common stock at a price to the public of $30.00 per share (the “September 2024 Secondary Offering”). In addition, the Seller granted Morgan Stanley & Co, LLC a 30-day option to purchase up to an additional 2,500,000 shares of Class A common stock, which was exercised with respect to 1,250,000 shares of Class A common stock (the “September 2024 Option Shares Offering”). The Company did not sell any shares of Class A common stock and did not receive any proceeds in connection with either of the September 2024 Secondary Offering or the September 2024 Option Shares Offering. Additionally, on September 18, 2024, the Company entered into an agreement (the “September 2024 Concurrent Stock Repurchase Agreement”) with the Seller, to repurchase $300 million of shares of Class A common stock from the Seller at a price per share of $29.40, resulting in the repurchase of an aggregate of 10,204,081 shares of Class A common stock (the “September 2024 Concurrent Stock Repurchase”). The September 2024 Concurrent Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties.

The September 2024 Secondary Offering and September 2024 Concurrent Stock Repurchase closed on September 23, 2024. The September 2024 Option Shares Offering closed on October 15, 2024.

December 2024 Secondary Offering and Concurrent Stock Repurchase

On December 11, 2024, the Company entered into an underwriting agreement (the “December 2024 Underwriting Agreement”) with the Seller and Barclays Capital, Inc. relating to the offer and sale by the Seller of 15,852,886 shares of Class A common stock at a price to the public of $31.54 per share (the “December 2024 Secondary Offering”). In addition, the Seller granted Barclays Capital, Inc. a 30-day option to purchase up to an additional 2,377,932 shares of Class A common stock, which was exercised with respect to 2,377,932 shares of Class A common stock (the “December 2024 Option Shares Offering”). The Company did not sell any shares of Class A common stock and did not receive any proceeds in connection with either of the December 2024 Secondary Offering or the December 2024 Option Shares Offering. Additionally, on December 9, 2024, the Company entered into an agreement (the “December 2024 Concurrent Stock Repurchase Agreement”) with the Seller, to repurchase $50 million of shares of Class A common stock from the Seller at a price per share of $31.32, resulting in the repurchase of an aggregate of 1,596,424 shares of Class A common stock (the “December 2024 Concurrent Stock Repurchase”). The December 2024 Concurrent Stock Repurchase Agreement contains customary representations, warranties and covenants of the parties.

The December 2024 Secondary Offering, December 2024 Option Shares Offering, and December 2024 Concurrent Stock Repurchase closed on December 13, 2024.

The total cost of repurchased shares of Class A common stock in excess of par value, including the cost of commissions and excise taxes, is recorded to additional paid-in capital. The total cost for share repurchases executed and unpaid, as well as the cost of unpaid commissions and excise taxes, are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. During Fiscal Year 2024, 3,439,858, 17,550,000, 10,204,081, and 1,596,424 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program, the Stock Repurchase Agreement, the September 2024 Concurrent Stock Repurchase, and the December 2024 Concurrent Stock Repurchase for a total cost of $93.3 million, $500.0 million, $300.0 million, and $50.0 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of February 2, 2025, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $406.7 million. As of February 2, 2025, the total unpaid cost of share repurchases was $5.6 million, which included $5.1 million for excise taxes.

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

On September 23, 2024, Buddy Chester Sub LLC converted 26,870,748 shares of Class B common stock into Class A common stock contemporaneously with the closing of the September 2024 Secondary Offering and September 2024 Concurrent Stock Repurchase.

On October 15, 2024, in connection with the September 2024 Option Shares Offering, Buddy Chester Sub LLC converted 1,250,000 shares of Class B common stock into Class A common stock and sold these shares to Morgan Stanley & Co, LLC.

On December 13, 2024, Buddy Chester Sub LLC converted 17,449,310 shares of Class B common stock into Class A common stock contemporaneously with the closing of the December 2024 Secondary Offering and December 2024 Concurrent Stock Repurchase.

On December 13, 2024, in connection with the December 2024 Option Shares Offering, Buddy Chester Sub LLC converted 2,377,932 shares of Class B common stock into Class A common stock and sold these shares to Barclays Capital, Inc.

On January 6, 2025, Buddy Chester Sub LLC converted 7,000,000 shares of Class B common stock into Class A common stock and sold such Class A common stock.

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

11.    Segment Information

The Company operates in one operating segment and one reportable segment organized around the sale of pet products and services, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM utilizes gross profit and net income as the measures of segment profit.

The following table presents information about the Company’s measures of segment profit and significant segment expenses regularly provided to the CODM (in thousands):

	Fiscal Year
	2024	2023	2022
Net sales	$11,861,335	$11,147,720	$10,119,000
Cost of goods sold	8,393,631	7,986,202	7,284,505
Gross profit	3,467,704	3,161,518	2,834,495
Fulfillment costs	1,309,385	1,286,213	1,209,193
Share-based compensation expense and related taxes	332,085	248,543	163,211
Depreciation and amortization	114,557	109,693	83,440
Other selling, general, and administrative expenses	794,977	798,234	672,844
Advertising and marketing expenses	804,113	742,460	649,386
Income tax (benefit) provision	(241,045)	8,650	2,646
Interest and other (income) expense	(39,106)	(71,855)	3,876
Net income	$392,738	$39,580	$49,899

The CODM does not regularly review asset information by reportable segment, and therefore the Company does not report asset information by reportable segment.

12.    Share-Based Compensation

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for Fiscal Year 2024 (in thousands, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of January 28, 2024	17,388	$34.65
Granted	24,293	$17.48
Vested	(14,557)	$27.20
Forfeited	(4,597)	$26.34
Unvested and outstanding as of February 2, 2025	22,527	$22.65

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	Fiscal Year
	2024	2023	2022
Weighted average grant-date fair value of RSUs	$17.48	$31.00	$41.54
Total fair value of vested RSUs (in millions)	$432.2	$154.6	$47.6

As of February 2, 2025, total unrecognized compensation expense related to unvested RSUs was $465.4 million and is expected to be recognized over a weighted-average expected performance period of 2.5 years.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for Fiscal Year 2024 (in thousands, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of January 28, 2024	553	$28.49
Granted	1,623	$16.95
Vested	(54)	$40.04
Forfeited	(125)	$30.25
Unvested and outstanding as of February 2, 2025	1,997	$18.69

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	Fiscal Year
	2024	2023	2022
Weighted average grant-date fair value of PRSUs	$16.95	$26.91	$43.59
Total fair value of vested PRSUs (in millions)	$1.3	$74.8	$145.5

As of February 2, 2025, total unrecognized compensation expense related to unvested PRSUs was $22.6 million and is expected to be recognized over a weighted-average expected performance period of 1.8 years.

During Fiscal Year 2023 and Fiscal Year 2022, vesting occurred for 0.1 million and 0.2 million PRSUs, respectively, that were previously granted to an employee of PetSmart LLC (“PetSmart”). For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of the Company’s Class A common stock on the date of grant.

As of February 2, 2025, there were 83.5 million additional shares of Class A common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the consolidated statements of operations. The Company recognized share-based compensation expense as follows (in thousands):

	Fiscal Year
	2024	2023	2022
RSUs	$294,715	$237,211	$145,412
PRSUs	11,720	1,896	12,710
Total share-based compensation expense	$306,435	$239,107	$158,122

13.    Income Taxes

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

The following table provides additional information about the Company’s income tax (benefit) provision (in thousands):

	Fiscal Year
	2024	2023	2022
Current
Federal	$4,111	$3,243	$262
State	12,281	5,392	2,384
Foreign	16	15	—
Total current provision	$16,408	$8,650	$2,646
Deferred
Federal	$(210,027)	$—	$—
State	(47,426)	—	—
Total deferred benefit	(257,453)	—	—
Income tax (benefit) provision	$(241,045)	$8,650	$2,646

The Company’s effective income tax rate reconciliation is as follows for the periods presented:

	Fiscal Year
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Foreign earnings, net of taxes	1.8%	2.8%	—%
State income taxes, net of federal tax benefit	8.3%	(4.1)%	3.8%
Change in tax rate	—%	—%	2.5%
Share-based compensation and other nondeductible expenses	5.2%	16.8%	(24.4)%
Tax credits	(23.5)%	(43.7)%	(22.2)%
Other	(5.3)%	0.9%	3.3%
Provision to return	(4.5)%	—%	—%
Reserve for uncertain tax positions	14.4%	—%	—%
Change in valuation allowance	(176.3)%	24.2%	21.0%
Effective rate	(158.9)%	17.9%	5.0%

The temporary differences which comprise the Company’s deferred taxes are as follows for the periods presented (in thousands):

	As of
	February 2, 2025	January 28, 2024
Deferred tax assets:
Operating lease liabilities	$139,172	$144,965
Inventories	13,208	13,313
Share-based compensation	12,488	32,029
Accrued expenses and reserves	15,496	16,495
Net operating loss carryforwards	73,683	130,382
Tax credit carryforwards	60,520	52,166
Capitalized research expenditures	164,042	122,600
Other	7,572	3,248
Total deferred tax assets	486,181	515,198
Less: valuation allowance	21,785	281,119
Deferred tax assets, net of valuation allowance	464,396	234,079
Deferred tax liabilities:
Operating lease right-of-use assets	116,954	123,563
Depreciation	80,546	101,235
Prepaids	8,484	7,289
Other	959	1,992
Total deferred tax liabilities	206,943	234,079
Net deferred tax assets	$257,453	$—

Valuation Allowance

The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods) in making this assessment. To fully utilize the net operating loss (“NOL”) and tax credit carryforwards the Company will need to generate sufficient future taxable income in each respective jurisdiction. Prior to Fiscal Year 2024, and due to its history of losses, the Company determined it was more likely than not that its deferred tax assets would not be realized and accordingly established a full valuation allowance on its net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized. To the extent that a valuation allowance has been established and it is subsequently determined that it is more likely than not that the deferred tax assets will be recovered, the valuation allowance will be released. During Fiscal Year 2024, based on all available evidence, the Company determined that it was appropriate to release the valuation allowance on its U.S. federal and other state deferred tax assets of $275.7 million. As of February 2, 2025, the Company maintained a full valuation allowance against its foreign net deferred tax assets and certain U.S. state deferred tax assets.

The valuation allowance decreased by $259.3 million during Fiscal Year 2024. The decrease in the valuation allowance primarily relates to the release of the $275.7 million valuation allowance on U.S. deferred tax assets, partially offset by an increase of $13.1 million relating to current year foreign deferred tax asset activity and an increase of $3.3 million related to U.S. state deferred tax assets that are expected to expire prior to utilization.

The following summarizes the activity related to valuation allowances on deferred tax assets (in thousands):

	Fiscal Year
	2024	2023	2022
Valuation allowance, as of beginning of period	$281,119	$230,692	$217,032
Valuation allowances established	16,335	50,434	14,970
Changes to existing valuation allowances	(275,669)	(7)	(1,310)
Valuation allowance, as of end of period	$21,785	$281,119	$230,692

Net Operating Loss and Tax Credit Carryforwards

As of February 2, 2025, the Company had federal, state, and foreign NOL carryforwards of $180.0 million, $400.3 million and $69.8 million, respectively. The federal NOL carryforwards have no expiration and can only be used to offset 80% of the Company’s future taxable income. The state NOL carryforwards include $178.5 million with definitive expiration dates and $221.8 million with no expiration. The state NOLs are presented as an apportioned amount. The foreign NOL carryforwards have a 20-year expiration and can be used to offset 100% of the Company’s future taxable income.

The Company participates in various federal and state credit programs which provide credits against current and future tax liabilities. Credits not used in the current year are carried forward to future years.

The table below presents deferred tax assets with respect to NOL and tax credit carryforwards, before any valuation allowance, recorded on the consolidated balance sheets (in thousands):

Deferred Tax Assets	Expiration Date	As of February 2, 2025
NOL carryforwards
Foreign	2043 - 2044	$18,487
State	2025 - 2043	7,798
Federal and state	Indefinite	47,398
Total NOL carryforwards		$73,683

Tax credit carryforwards
Federal and state	2025 - 2048	$60,520
Total tax credit carryforwards		$60,520

Uncertain Tax Positions

As of February 2, 2025, the Company had unrecognized tax benefits of $43.5 million, inclusive of $3.4 million in interest. If recognized, $40.1 million would benefit the Company’s effective tax rate. The unrecognized tax benefits include $21.7 million, inclusive of $3.4 million in interest, that the Company became the obligor for in connection with the Transactions in Fiscal Year 2023. Chewy is fully indemnified by affiliates of BC Partners for these unrecognized tax benefits and related interest. For more information, see Note 15 - Certain Relationships and Related Party Transactions.

The Company does not expect changes in the unrecognized tax benefits within the next 12 months that would have a material impact to its consolidated financial statements. The Company is no longer subject to U.S., state, or local tax examinations by tax authorities for years prior to Fiscal Year 2022 other than a few exceptions.

The following table provides a summary of gross unrecognized income tax benefits (in thousands):

	Fiscal Year
	2024	2023
Beginning balance	$18,298	$—
Additions due to parent reorganization transaction	—	18,298
Increases related to tax positions taken during the current year	8,231	—
Increases related to tax positions taken during the prior year	13,553	—
Ending balance	$40,082	$18,298

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
Income Tax Payments and Liabilities
In connection with the Transactions, Chewy assumed $1.9 billion of federal and state income taxes which were fully indemnified by affiliates of BC Partners. During Fiscal Year 2023, the Company paid $1.8 billion of these income taxes and had a remaining income tax payable of $108.9 million as of January 28, 2024. During Fiscal Year 2024, the Company paid $93.2 million, net of refunds received, and affiliates of BC Partners directly assumed $7.3 million for these income taxes. Following the reclassification of $6.6 million of refunds received to reflect a payable to affiliates of BC Partners, the Company had a remaining income tax payable of $1.8 million as of February 2, 2025. For more information, see Note 15 - Certain Relationships and Related Party Transactions.

The Company paid $25.0 million and $5.0 million, net of refunds received, for federal, state, and foreign income taxes other than the Transactions during Fiscal Years 2024 and 2023, respectively. The Company had an income tax receivable of $4.1 million and an income tax payable of $4.4 million for these income taxes as of February 2, 2025 and January 28, 2024, respectively.

In the aggregate, the Company made cash payments, net of refunds, for income taxes of $118.2 million and $1.8 billion for Fiscal Years 2024 and 2023, respectively.

Inflation Reduction Act

On August 16, 2022, the U.S enacted the Inflation Reduction Act which introduced new tax provisions, including a 15% corporate alternative minimum tax, a 1% excise tax on corporate stock buybacks, and several tax incentives to promote clean energy. As of February 2, 2025, the Company had a payable for excise taxes of $5.1 million, which was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. For more information, see Note 10 - Stockholders’ Equity (Deficit).

Tax Cuts and Jobs Act

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (“R&E”), and software development costs, and instead requires taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). As of February 2, 2025, the Company recorded deferred tax assets of $164.0 million, before any valuation allowance, with respect to capitalized R&E expenditures.

14.    Earnings per Share

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

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in thousands, except per share data):

	Fiscal Year
	2024	2023	2022
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$392,738	$39,580	$49,899
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	421,351	429,457	422,331
Effect of dilutive share-based awards	9,639	2,583	5,439
Diluted	430,990	432,040	427,770
Anti-dilutive share-based awards excluded from diluted common shares	6,845	11,058	5,377
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.93	$0.09	$0.12
Diluted	$0.91	$0.09	$0.12

15.    Certain Relationships and Related Party Transactions
As of February 2, 2025, the Company had a payable to affiliates of BC Partners of $6.9 million with respect to refunds received pursuant to tax payments made in connection with the Transactions, which was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. As of January 28, 2024, the Company had a receivable from affiliates of BC Partners of $48.3 million with respect to future tax payments in connection with the Transactions, which was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets. For more information, see Note 13 - Income Taxes.

As of February 2, 2025 and January 28, 2024, the Company had a receivable from affiliates of BC Partners of $21.7 million and $19.7 million, respectively, with respect to the indemnification for certain tax liabilities in connection with the Transactions, which was included in other non-current assets on the Company’s consolidated balance sheets. For more information, see Note 13 - Income Taxes.

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
As of the end of the period covered by this 10-K Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 2, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of February 2, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of February 2, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourteen weeks ended February 2, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Chewy, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chewy, Inc. and subsidiaries (the “Company”) as of February 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 2, 2025, of the Company and our report dated March 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Boca Raton, Florida
March 26, 2025

Item 9B. Other Information

Rule 10b5-1 Plan Elections

During the fourteen weeks ended February 2, 2025, none of the Company’s directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the text found in this Annual Report on Form 10-K under the caption, “Information About Our Executive Officers.” The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from the sections titled “Board of Directors and Corporate Governance — Board of Directors,” “Security Ownership Information — Delinquent Section 16(a) Reports,” “Board of Directors and Corporate Governance — Corporate Governance Guidelines and Code of Conduct and Ethics,” “Named Executive Officer Compensation — Other Compensation Policies and Practices — Insider Trading Policy; Hedging and Pledging Activities,” and “Board of Directors and Corporate Governance — Board Committees” from our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2024.

Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from the sections titled “Board of Directors and Corporate Governance — Director Compensation,” “Named Executive Officer Compensation — Compensation Discussion and Analysis,” “Named Executive Officer Compensation — Compensation Tables,” “Named Executive Officer Compensation — Employment Agreements and Potential Payments Upon Termination or Change in Control,” “Named Executive Officer Compensation — Compensation Related Risks,” “Named Executive Officer Compensation — CEO Pay Ratio,” “Board of Directors and Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” and “Named Executive Officer Compensation — Compensation Committee Report” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from the sections titled “Named Executive Officer Compensation — Compensation Tables — Equity Compensation Plan Information” and “Security Ownership Information — Security Ownership of Certain Beneficial Owners and Management” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from the sections titled “Board of Directors and Corporate Governance — Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance — Director Independence” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2024.

Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from the sections titled “Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” and “Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2024.

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

Exhibit No.		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 30, 2023, by and among Chewy, Inc., Chewy Kentucky Holding, LLC, Buddy Chester Sub Parent Holdco, Inc. and, solely for the purposes of certain articles identified therein, Buddy Chester Sub LLC.	8-K	001-38936	2.1	October 30, 2023
3.1	Fifth Amended and Restated Certificate of Incorporation of Chewy Inc.	8-K	001-38936	3.1	July 12, 2024
3.2	Amended and Restated Bylaws of Chewy, Inc.	8-K	001-38936	3.2	April 12, 2023
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Amended and Restated Investor Rights Agreement, dated as of October 30, 2023, by and among Chewy, Inc. and certain holders identified therein.	8-K	001-38936	10.1	October 30, 2023
10.2	ABL Credit Agreement dated as of June 18, 2019, among Chewy Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders (as defined therein) party thereto	8-K	001-38936	10.4	June 18, 2019
10.3	Amendment No. 1 to the ABL Credit Agreement, dated as of August 27, 2021, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent.	8-K	001-38936	10.1	September 1, 2021
10.4	Amendment No. 2 to the ABL Credit Agreement, dated as of January 26, 2023, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.	8-K	001-38936	10.1	February 1, 2023
10.5	*Form of Director and Officer Indemnification Agreement	S-1/A	333-231095	10.2	June 3, 2019
10.6	*Chewy, Inc. 2019 Omnibus Incentive Plan	S-8	333-232188	4.1	June 18, 2019
10.7	*Form of Restricted Stock Unit Agreement	S-1/A	333-231095	10.11	June 3, 2019
10.8	*Amended and Restated Executive Employment Agreement, dated June 1, 2019, between Sumit Singh and Chewy, Inc.	S-1/A	333-231095	10.8	June 3, 2019
10.9	*Amended and Restated Offer Letter, dated January 8, 2024, between David Reeder and Chewy Inc.	10-K	001-38936	10.5	March 20, 2024
10.10	Stock Repurchase Agreement, dated December 9, 2024 by and between Chewy, Inc. and Buddy Chester Sub LLC.	8-K	001-38936	10.1	December 13, 2024
10.11	*Chewy, Inc. 2022 Omnibus Incentive Plan	DEF 14A	001-38936	Filed as Appendix B	May 26, 2022
10.12	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.1	May 31, 2023
10.13	*Form of Restricted Stock Unit Agreement	10-Q	001-38936	10.2	May 31, 2023
10.14	*Form of Director Restricted Stock Unit Agreement	10-Q	001-38936	10.1	August 30, 2023
10.15	*Director Deferred Compensation Plan	10-Q	001-38936	10.2	December 6, 2023
10.16	*Executive Deferred Compensation Plan	10-Q	001-38936	10.3	December 6, 2023
10.17	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.1	May 29, 2024
10.18	*Form of Restricted Stock Unit Agreement	10-Q	001-38936	10.2	May 29, 2024
10.19	*Chewy, Inc. 2024 Omnibus Incentive Plan	DEF 14A	001-38936	Filed as Appendix B	May 24, 2024
10.20	*Form of Director Restricted Stock Unit Agreement	10-Q	001-38936	10.1	August 28, 2024
10.21	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.1	December 4, 2024
10.22	*Form of Restricted Stock Unit Agreement	10-Q	001-38936	10.2	December 4, 2024
19.1	Chewy, Inc. Insider Trading Policy					X
21.1	Significant Subsidiaries of Chewy, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
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
						X
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Chewy, Inc. Clawback Policy	10-K	001-38936	97.1	March 20, 2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEWY, INC.

Date:	March 26, 2025	By:	/s/ David Reeder
David Reeder
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sumit Singh	Chief Executive Officer and Director	March 26, 2025
Sumit Singh	(Principal Executive Officer)

/s/ David Reeder	Chief Financial Officer	March 26, 2025
David Reeder	(Principal Financial Officer)

/s/ William Billings	Chief Accounting Officer	March 26, 2025
William Billings	(Principal Accounting Officer)

/s/ Raymond Svider	Chairman of the Board of Directors	March 26, 2025
Raymond Svider

/s/ Fahim Ahmed	Director	March 26, 2025
Fahim Ahmed

/s/ Mathieu Bigand	Director	March 26, 2025
Mathieu Bigand

/s/ Marco Castelli	Director	March 26, 2025
Marco Castelli

/s/ Michael Chang	Director	March 26, 2025
Michael Chang

/s/ Kristine Dickson	Director	March 26, 2025
Kristine Dickson

/s/ Deborah Ellinger	Director	March 26, 2025
Deborah Ellinger

/s/ David Leland	Director	March 26, 2025
David Leland

/s/ James Nelson	Director	March 26, 2025
James Nelson

/s/ Martin H. Nesbitt	Director	March 26, 2025
Martin H. Nesbitt

/s/ Lisa Sibenac	Director	March 26, 2025
Lisa Sibenac

/s/ James A. Star	Director	March 26, 2025
James A. Star