Form 10-Q
period 2025-05-04
Chewy, Inc.
filed 2025-06-11
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of June 4, 2025
Class A Common Stock, $0.01 par value per share	195,511,443
Class B Common Stock, $0.01 par value per share	219,698,561

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended May 4, 2025

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2025 contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our share repurchase program, our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors could cause actual results to differ materially from those in such forward-looking statements, including but not limited to, our ability to:
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
•maintain and scale our technology, the reliability of our websites, mobile applications, and network infrastructure, including through the use of artificial intelligence;
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

You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current assumptions, expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025, in our other filings with the Securities and Exchange Commission, our subsequent quarterly reports, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	As of
	May 4, 2025	February 2, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$616.4	$595.8
Accounts receivable	200.0	169.0
Inventories	806.9	836.7
Prepaid expenses and other current assets	88.5	60.9
Total current assets	1,711.8	1,662.4
Property and equipment, net	560.6	562.2
Operating lease right-of-use assets	449.5	450.4
Goodwill	39.4	39.4
Deferred tax assets	257.5	257.5
Other non-current assets	41.5	42.6
Total assets	$3,060.3	$3,014.5
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,177.0	$1,175.9
Accrued expenses and other current liabilities	963.2	1,030.8
Total current liabilities	2,140.2	2,206.7
Operating lease liabilities	500.2	502.4
Other long-term liabilities	44.3	43.9
Total liabilities	2,684.7	2,753.0
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of May 4, 2025 and February 2, 2025	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 195,353,640 and 193,892,875 shares issued and outstanding as of May 4, 2025 and February 2, 2025, respectively	2.0	1.9
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 219,698,561 shares issued and outstanding as of May 4, 2025 and February 2, 2025, respectively	2.2	2.2
Additional paid-in capital	1,891.4	1,840.2
Accumulated deficit	(1,520.5)	(1,582.9)
Accumulated other comprehensive income	0.5	0.1
Total stockholders’ equity	375.6	261.5
Total liabilities and stockholders’ equity	$3,060.3	$3,014.5

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(Unaudited)

	13 Weeks Ended
	May 4, 2025	April 28, 2024
Net sales	$3,116.0	$2,877.7
Cost of goods sold	2,192.2	2,023.7
Gross profit	923.8	854.0
Operating expenses:
Selling, general and administrative	653.1	602.6
Advertising and marketing	193.8	186.8
Total operating expenses	846.9	789.4
Income from operations	76.9	64.6
Interest and other income, net	1.0	13.8
Income before income tax provision	77.9	78.4
Income tax provision	15.5	11.5
Net income	$62.4	$66.9

Comprehensive income:
Net income	$62.4	$66.9
Foreign currency translation adjustments	0.4	0.4
Comprehensive income	$62.8	$67.3

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15
Weighted-average common shares used in computing earnings per share:
Basic	413.7	434.9
Diluted	425.3	436.4

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	13 Weeks Ended May 4, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of February 2, 2025	413.6	$4.1	$1,840.2	$(1,582.9)	$0.1	$261.5
Share-based compensation expense	—	—	74.5	—	—	74.5
Vesting of share-based compensation awards	2.1	0.1	(0.1)	—	—	—
Repurchases of common stock	(0.6)	—	(23.2)	—	—	(23.2)
Net income	—	—	—	62.4	—	62.4
Other comprehensive income	—	—	—	—	0.4	0.4
Balance as of May 4, 2025	415.1	$4.2	$1,891.4	$(1,520.5)	$0.5	$375.6

	13 Weeks Ended April 28, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 28, 2024	431.8	$4.3	$2,482.0	$(1,975.6)	$(0.4)	$510.3
Share-based compensation expense	—	—	65.4	—	—	65.4
Vesting of share-based compensation awards	3.6	0.1	(0.1)	—	—	—
Net income	—	—	—	66.9	—	66.9
Other comprehensive income	—	—	—	—	0.4	0.4
Balance as of April 28, 2024	435.4	$4.4	$2,547.3	$(1,908.7)	$—	$643.0

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	13 Weeks Ended
	May 4, 2025	April 28, 2024
Cash flows from operating activities
Net income	$62.4	$66.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.0	28.0
Share-based compensation expense	74.5	65.4
Non-cash lease expense	8.6	8.0
Change in fair value of equity warrants and investments	2.6	0.9
Unrealized foreign currency (gains) losses, net	(0.2)	0.6
Other	4.9	(1.9)
Net change in operating assets and liabilities:
Accounts receivable	(30.9)	(18.2)
Inventories	30.1	(33.1)
Prepaid expenses and other current assets	(27.4)	(8.5)
Other non-current assets	(0.5)	0.2
Trade accounts payable	1.1	38.8
Accrued expenses and other current liabilities	(61.7)	(58.3)
Operating lease liabilities	(9.2)	(8.2)
Other long-term liabilities	2.1	1.3
Net cash provided by operating activities	86.4	81.9
Cash flows from investing activities
Capital expenditures	(37.7)	(29.3)
Proceeds from maturities of marketable securities	—	535.0
Other	(3.5)	—
Net cash (used in) provided by investing activities	(41.2)	505.7
Cash flows from financing activities
Repurchases of common stock	(23.1)	—
Proceeds from, net of income taxes paid for, parent reorganization transaction	1.6	(54.8)
Principal repayments of finance lease obligations	(0.1)	(0.3)
Payments of secondary offering costs	(0.5)	—
Other	(2.9)	—
Net cash used in financing activities	(25.0)	(55.1)
Effect of exchange rate changes on cash and cash equivalents	0.4	(0.1)
Net increase in cash and cash equivalents	20.6	532.4
Cash and cash equivalents, as of beginning of period	595.8	602.2
Cash and cash equivalents, as of end of period	$616.4	$1,134.6
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

On the Closing Date, affiliates of BC Partners transferred $1.9 billion to the Company to be used to fund: (i) tax obligations of its affiliates that were inherited by the Company as a result of the Transactions and (ii) expenses incurred by the Company in connection with the Transactions. The Merger Agreement requires affiliates of BC Partners to indemnify the Company for certain tax liabilities and includes customary indemnifications related to the Transactions. For additional information, see Note 10 - Income Taxes.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements and related notes include the accounts of Chewy, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and notes thereto of Chewy, Inc. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board’s (“FASB”) accounting standards codification (“ASC”). In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended May 4, 2025 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2025 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2025 (“10-K Report”).

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2025 fiscal year ends on February 1, 2026 and is a 52-week year. The Company’s 2024 fiscal year ended February 2, 2025 and was a 53-week year.

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in millions):

	As of
	May 4, 2025	February 2, 2025
Outbound fulfillment	$481.5	$512.1
Advertising and marketing	129.4	146.3
Payroll liabilities	60.8	89.9
Accrued expenses and other	291.5	282.5
Total accrued expenses and other current liabilities	$963.2	$1,030.8

Stockholders’ Equity

Share Repurchase Activity

Share Repurchase Program

On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its Class A common stock, par value $0.01 per share (the “Class A common stock”), and/or Class B common stock, par value $0.01 per share (the “Class B common stock” and together with the Class A common stock, the “common stock”), pursuant to a share repurchase program (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, through repurchases made in compliance with Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or other means. The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. The Repurchase Program does not require the Company to repurchase any specific dollar amount or to acquire any specific number of shares of common stock. The Repurchase Program has no expiration date and may be modified, suspended, or terminated at any time.

The total cost of repurchased shares of common stock in excess of par value, including the cost of commissions and excise taxes, is recorded to additional paid-in capital. The total cost for share repurchases executed and unpaid, as well as the cost of unpaid commissions and excise taxes, are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. During the thirteen weeks ended May 4, 2025, 664,533 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program for a total cost of $23.2 million, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of May 4, 2025, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $383.5 million. As of May 4, 2025 and February 2, 2025, the total unpaid cost of share repurchases was $5.7 million and $5.6 million, respectively, which included $5.1 million, respectively, for excise taxes.

Interest and Other Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense in relation to its borrowing facilities, finance leases, and uncertain tax positions. The following table provides additional information about the Company’s interest income (expense), net (in millions):

	13 Weeks Ended
	May 4, 2025	April 28, 2024
Interest income	$4.5	$15.8
Interest expense	(1.3)	(1.3)
Interest income, net	$3.2	$14.5

The Company made interest cash payments of $0.6 million during each of the thirteen weeks ended May 4, 2025 and April 28, 2024.

The Company’s other income (expense), net consists of: (i) changes in the fair value of equity warrants, investments, and tax indemnification receivables, (ii) foreign currency transaction gains and losses, and (iii) allowances for credit losses. The following table provides additional information about the Company’s other (expense) income, net (in millions):

	13 Weeks Ended
	May 4, 2025	April 28, 2024
Change in fair value of equity warrants	$(2.6)	$(0.7)
Foreign currency transaction losses	(0.1)	(0.5)
Change in fair value of tax indemnification receivables	0.5	0.5
Other expense, net	$(2.2)	$(0.7)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update became effective with the Company’s Fiscal Year 2024 annual reporting period and with the Company’s Fiscal Year 2025 interim reporting periods. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and resulted in additional segment disclosures within Note 8 – Segment Information.

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

Marketable securities are included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets, are carried at fair value, and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen weeks ended May 4, 2025. Further, as of May 4, 2025, the Company did not record an allowance for credit losses related to its fixed income securities.

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

The following table includes a summary of financial instruments measured at fair value as of May 4, 2025 (in millions):

	Level 1	Level 2	Level 3
Cash	$616.4	$—	$—
Cash and cash equivalents	616.4	—	—
Equity investments	1.0	—	—
Marketable securities	1.0	—	—
Total financial instruments	$617.4	$—	$—

The following table includes a summary of financial instruments measured at fair value as of February 2, 2025 (in millions):

	Level 1	Level 2	Level 3
Cash	$595.8	$—	$—
Cash and cash equivalents	595.8	—	—
Equity investments	0.9	—	—
Marketable securities	0.9	—	—
Unvested equity warrants	—	—	4.9
Total financial instruments	$596.7	$—	$4.9

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in millions):

	13 Weeks Ended
	May 4, 2025	April 28, 2024
Beginning balance	$4.9	$2.2
Equity warrants terminated	(4.9)	—
Change in fair value of unvested equity warrants	—	2.9
Equity warrants vested	—	(3.2)
Ending balance	$—	$1.9

As of February 2, 2025, the deferred credit subject to vesting and performance requirements recognized within other long-term liabilities in exchange for the equity warrants was $4.5 million. Level 3 significant unobservable inputs used in the fair value measurement of unvested equity warrants included probability of vesting and equity volatility, and reflected a weighted average of 0% and 56% as of May 4, 2025, respectively.

4.    Property and Equipment, net

The following is a summary of property and equipment, net (in millions):

	As of
	May 4, 2025	February 2, 2025
Furniture, fixtures and equipment	$241.0	$208.3
Computer equipment	81.4	78.0
Internal-use software	243.0	230.0
Leasehold improvements	386.5	327.9
Construction in progress	50.4	130.1
	1,002.3	974.3
Less: accumulated depreciation and amortization	441.7	412.1
Property and equipment, net	$560.6	$562.2

Internal-use software includes labor and license costs associated with software development for internal use. As of May 4, 2025 and February 2, 2025, the Company had accumulated amortization related to internal-use software of $135.2 million and $125.1 million, respectively.

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended May 4, 2025 and April 28, 2024, the Company recorded depreciation expense on property and equipment of $19.7 million and $18.1 million, respectively, and amortization expense related to internal-use software costs of $10.1 million and $8.9 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

6.    Debt

ABL Credit Facility

The Company has a senior secured asset-based credit facility ( the “ABL Credit Facility”), which matures on April 1, 2030 following an amendment entered into on April 1, 2025, and provides for non-amortizing revolving loans in an aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount up to the sum of (i) $250 million, (ii) the amount of permanent reductions of commitments thereunder and (iii) if greater than zero, the amount by which the borrowing base as of the date of incurrence exceeds the commitments thereunder, subject to customary conditions.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either a base rate or a term Secured Overnight Financing Rate (“SOFR”) (with no credit spread adjustment) at the Company’s option, plus a margin determined based on the Company's average excess availability, which is either (i) 0.25%, 0.50%, or 0.75% for borrowings at the base rate, or (ii) 1.25%, 1.50%, or 1.75% for SOFR borrowings. The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. The ABL Credit Facility contains customary affirmative and negative covenants, all of which the Company is in compliance with. Based on the Company’s borrowing base as of May 4, 2025, which is reduced by standby letters of credit, the Company had $782.8 million of borrowing capacity under the ABL Credit Facility. As of May 4, 2025 and February 2, 2025, the Company did not have any outstanding borrowings under the ABL Credit Facility, respectively.

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

The Company’s finance leases as of May 4, 2025 and February 2, 2025 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in millions):

		As of
Leases	Balance Sheet Classification	May 4, 2025	February 2, 2025
Assets
Operating	Operating lease right-of-use assets	$449.5	$450.4
Total operating lease assets		$449.5	$450.4
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$35.1	$33.5
Non-current
Operating	Operating lease liabilities	500.2	502.4
Total operating lease liabilities		$535.3	$535.9

For the thirteen weeks ended May 4, 2025, assets acquired in exchange for new operating lease liabilities were $7.6 million. Lease expense primarily relates to operating lease costs and were included within selling, general and administrative expenses in the condensed consolidated statements of operations. Lease expense for the thirteen weeks ended May 4, 2025 and April 28, 2024 was $27.2 million and $26.3 million, respectively.

Cash flows used in operating activities related to operating leases were approximately $27.0 million and $25.6 million for the thirteen weeks ended May 4, 2025 and April 28, 2024, respectively.

8.    Segment Information

The Company operates in one operating segment and one reportable segment organized around the sale of pet products and services, as the Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM utilizes gross profit and net income as the measures of segment profit.

The following table presents information about the Company’s measures of segment profit and significant segment expenses regularly provided to the CODM (in millions):

	13 Weeks Ended
	May 4, 2025	April 28, 2024
Net sales	$3,116.0	$2,877.7
Cost of goods sold	2,192.2	2,023.7
Gross profit	923.8	854.0
Fulfillment costs	346.4	309.8
Share-based compensation expense and related taxes	78.0	69.5
Depreciation and amortization	30.0	28.0
Other selling, general, and administrative expenses	198.7	195.3
Advertising and marketing expenses	193.8	186.8
Income tax provision	15.5	11.5
Interest and other income, net	(1.0)	(13.8)
Net income	$62.4	$66.9

The CODM does not regularly review asset information by reportable segment, and therefore the Company does not report asset information by reportable segment.

9.    Share-Based Compensation

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirteen weeks ended May 4, 2025 (in millions, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of February 2, 2025	22.5	$22.65
Granted	11.0	$33.36
Vested	(2.1)	$24.83
Forfeited	(1.2)	$23.36
Unvested and outstanding as of May 4, 2025	30.2	$26.37

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	13 Weeks Ended
	May 4, 2025	April 28, 2024
Weighted average grant-date fair value of RSUs	$33.36	$16.12
Total fair value of vested RSUs (in millions)	$77.4	$62.7

As of May 4, 2025, total unrecognized compensation expense related to unvested RSUs was $737.1 million and is expected to be recognized over a weighted-average expected performance period of 3.0 years.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirteen weeks ended May 4, 2025 (in millions, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of February 2, 2025	2.0	$18.69
Granted	1.2	$26.35
Unvested and outstanding as of May 4, 2025	3.2	$21.58

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	13 Weeks Ended
	May 4, 2025	April 28, 2024
Weighted average grant-date fair value of PRSUs	$26.35	$16.93
Total fair value of vested PRSUs (in millions)	$—	$0.6

As of May 4, 2025, total unrecognized compensation expense related to unvested PRSUs was $47.6 million and is expected to be recognized over a weighted-average expected performance period of 2.2 years.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of Class A common stock on the date of grant.

As of May 4, 2025, there were 71.3 million additional shares of Class A common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in millions):

	13 Weeks Ended
	May 4, 2025	April 28, 2024
RSUs	$67.6	$64.1
PRSUs	6.9	1.3
Total share-based compensation expense	$74.5	$65.4

10.    Income Taxes

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company recorded an income tax provision during the thirteen weeks ended May 4, 2025 and April 28, 2024 of $15.5 million and $11.5 million, respectively.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income prior to the expiration of tax attributes to support the utilization of these assets. As of May 4, 2025 and February 2, 2025, the Company maintained a full valuation allowance of $21.8 million against its foreign net deferred tax assets and certain U.S. state deferred tax assets.

In connection with the Transactions, the Company assumed $1.9 billion in income taxes which were fully indemnified by affiliates of BC Partners, and had an income tax payable of $1.8 million as of February 2, 2025. During the thirteen weeks ended May 4, 2025, the Company received refunds of $1.6 million, net of payments made, for federal and state income taxes in connection with the Transactions. Following the reclassification of $3.4 million of refunds received to reflect a payable to affiliates of BC Partners, the Company had an immaterial income tax payable pursuant to the Transactions as of May 4, 2025. During the thirteen weeks ended April 28, 2024, the Company paid $96.1 million, net of refunds received, for federal and state income taxes in connection with the Transactions. For more information, see Note 12 - Certain Relationships and Related Party Transactions.

The Company paid $0.2 million and $1.3 million, net of refunds received, for federal, state, and foreign income taxes other than in connection with the Transactions during the thirteen weeks ended May 4, 2025 and April 28, 2024, respectively.

In the aggregate, the Company received refunds for income taxes, net of payments made, of $1.4 million during the thirteen weeks ended May 4, 2025, and paid income taxes, net of refunds received, of $97.4 million during the thirteen weeks ended April 28, 2024.

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

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in millions, except per share data):

	13 Weeks Ended
	May 4, 2025	April 28, 2024
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$62.4	$66.9
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	413.7	434.9
Effect of dilutive share-based awards	11.6	1.5
Diluted	425.3	436.4
Anti-dilutive share-based awards excluded from diluted common shares	2.9	12.0
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15

12.    Certain Relationships and Related Party Transactions

As of May 4, 2025 and February 2, 2025, the Company had a payable to affiliates of BC Partners of $10.3 million and $6.9 million, respectively, with respect to refunds received pursuant to tax payments made in connection with the Transactions, which was included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. For more information, see Note 10 - Income Taxes.

As of May 4, 2025 and February 2, 2025, the Company had a receivable from affiliates of BC Partners of $22.2 million and $21.7 million, respectively, with respect to the indemnification for certain tax liabilities in connection with the Transactions, which was included in other non-current assets on the Company’s condensed consolidated balance sheets. For more information, see Note 10 - Income Taxes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2025 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-Q Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Macroeconomic Considerations

Evolving macroeconomic conditions, including current inflation levels, tariffs, and high interest rates, have affected, and continue to affect, our business and consumer shopping behavior. We continue to monitor conditions closely and adapt aspects of our logistics, transportation, supply chain, and purchasing processes accordingly to meet the needs of our growing community of pets, pet parents and partners. As our customers react to these economic conditions, we will adapt our business accordingly to meet their evolving needs.

We are unable to predict the duration and ultimate impact of evolving macroeconomic conditions on the broader economy or our operations and liquidity. As such, macroeconomic risks and uncertainties remain. Refer to the section titled “Cautionary Note Regarding Forward-Looking Statements” in this 10-Q Report and the section titled “Risk Factors” in Item 1A of our 10-K Report for the fiscal year ended February 2, 2025.

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2025 fiscal year ends on February 1, 2026 and is a 52-week year. Our 2024 fiscal year ended February 2, 2025 and was a 53-week year.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	13 Weeks Ended
(in millions, except net sales per active customer, per share data, and percentages)	May 4, 2025	April 28, 2024	% Change
Financial and Operating Data
Net sales	$3,116.0	$2,877.7	8.3%
Net income (1)	$62.4	$66.9	(6.7)%
Net margin	2.0%	2.3%
Adjusted EBITDA (2)	$192.7	$162.9	18.3%
Adjusted EBITDA margin (2)	6.2%	5.7%
Adjusted net income (2)	$148.9	$137.1	8.6%
Earnings per share, basic (1)	$0.15	$0.15	—%
Earnings per share, diluted (1)	$0.15	$0.15	—%
Adjusted earnings per share, basic (2)	$0.36	$0.32	12.5%
Adjusted earnings per share, diluted (2)	$0.35	$0.31	12.9%
Net cash provided by operating activities	$86.4	$81.9	5.5%
Free cash flow (2)	$48.7	$52.6	(7.4)%
Active customers	20.756	19.988	3.8%
Net sales per active customer	$583	$562	3.7%
Autoship customer sales	$2,562.7	$2,232.9	14.8%
Autoship customer sales as a percentage of net sales	82.2%	77.6%
(1) Includes share-based compensation expense and related taxes of $78.0 million for the thirteen weeks ended May 4, 2025, compared to $69.5 million for the thirteen weeks ended April 28, 2024.
(2) Adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted basic and diluted earnings per share, and free cash flow are non-GAAP financial measures. See Non-GAAP Financial Measures below.

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

The following table presents a reconciliation of net income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated:

(in millions, except percentages)	13 Weeks Ended
Reconciliation of Net Income to Adjusted EBITDA	May 4, 2025	April 28, 2024
Net income	$62.4	$66.9
Add (deduct):
Depreciation and amortization	30.0	28.0
Share-based compensation expense and related taxes	78.0	69.5
Interest income, net	(3.2)	(14.5)
Change in fair value of equity warrants	2.6	0.7
Income tax provision	15.5	11.5
Severance costs	5.9	—
Transaction related costs	0.1	—
Other	1.4	0.8
Adjusted EBITDA	$192.7	$162.9
Net sales	$3,116.0	$2,877.7
Net margin	2.0%	2.3%
Adjusted EBITDA margin	6.2%	5.7%

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

The following table presents a reconciliation of net income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated:

(in millions, except per share data)	13 Weeks Ended
Reconciliation of Net Income to Adjusted Net Income	May 4, 2025	April 28, 2024
Net income	$62.4	$66.9
Add:
Share-based compensation expense and related taxes	78.0	69.5
Change in fair value of equity warrants	2.6	0.7
Severance costs	5.9	—
Adjusted net income	$148.9	$137.1
Weighted-average common shares used in computing earnings per share and adjusted earnings per share:
Basic	413.7	434.9
Effect of dilutive share-based awards	11.6	1.5
Diluted	425.3	436.4
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.15	$0.15
Diluted	$0.15	$0.15
Adjusted basic	$0.36	$0.32
Adjusted diluted	$0.35	$0.31

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

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

(in millions)	13 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	May 4, 2025	April 28, 2024
Net cash provided by operating activities	$86.4	$81.9
Deduct:
Capital expenditures	(37.7)	(29.3)
Free Cash Flow	$48.7	$52.6

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

Key Operating Metrics

Active Customers

As of the last date of each reporting period, we determine our number of active customers by counting the total number of individual customers who have ordered a product or service, and for whom a product has shipped or for whom a service has been provided, at least once during the preceding 364-day period. The change in active customers in a reporting period captures both the inflow of new customers and the outflow of customers who have not made a purchase in the last 364 days. We view the number of active customers as a key indicator of our growth, ability to acquire and retain customers as a result of our marketing efforts, and the value we provide to our customers. The number of active customers has grown over time as we acquired new customers and retained previously acquired customers.

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

Interest and Other Income (Expense), net

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

Results of Consolidated Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

	13 Weeks Ended
				% of net sales
(in millions, except percentages)	May 4, 2025	April 28, 2024	% Change	May 4, 2025	April 28, 2024
Consolidated Statements of Operations
Net sales	$3,116.0	$2,877.7	8.3%	100.0%	100.0%
Cost of goods sold	2,192.2	2,023.7	8.3%	70.4%	70.3%
Gross profit	923.8	854.0	8.2%	29.6%	29.7%
Operating expenses:
Selling, general and administrative	653.1	602.6	8.4%	21.0%	20.9%
Advertising and marketing	193.8	186.8	3.7%	6.2%	6.5%
Total operating expenses	846.9	789.4	7.3%	27.2%	27.4%
Income from operations	76.9	64.6	19.0%	2.5%	2.2%
Interest and other income, net	1.0	13.8	(92.8)%	0.0%	0.5%
Income before income tax provision	77.9	78.4	(0.6)%	2.5%	2.7%
Income tax provision	15.5	11.5	34.8%	0.5%	0.4%
Net income	$62.4	$66.9	(6.7)%	2.0%	2.3%

Thirteen Weeks Ended May 4, 2025 Compared to Thirteen Weeks Ended April 28, 2024

Net Sales

	13 Weeks Ended
(in millions, except percentages)	May 4, 2025	April 28, 2024	$ Change	% Change
Consumables	$2,177.9	$2,046.9	$131.0	6.4%
Hardgoods	342.2	304.7	37.5	12.3%
Other	595.9	526.1	69.8	13.3%
Net sales	$3,116.0	$2,877.7	$238.3	8.3%

Net sales for the thirteen weeks ended May 4, 2025 increased by $238.3 million, or 8.3%, to $3.1 billion compared to $2.9 billion for the thirteen weeks ended April 28, 2024. This increase was primarily driven by growth in active customers, which improved by 3.8%, to 20.8 million, and higher net sales per active customer, which increased $21, to $583 in the thirteen weeks ended May 4, 2025 compared to the thirteen weeks ended April 28, 2024, driven by growth across our healthcare, specialty, and hardgoods businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended May 4, 2025 increased by $168.5 million, or 8.3%, to $2.2 billion compared to $2.0 billion in the thirteen weeks ended April 28, 2024. This increase was primarily due to an increase in associated product, outbound freight, and shipping supply costs. The increase in cost of goods sold was consistent with the increase in net sales on a percentage basis, reflecting our ability to balance increases in product and supply chain related costs.

Gross profit for the thirteen weeks ended May 4, 2025 increased by $69.8 million, or 8.2%, to $923.8 million compared to $854.0 million in the thirteen weeks ended April 28, 2024. This increase was primarily due to the year-over-year increase in net sales as described above. Gross margin for the thirteen weeks ended May 4, 2025 was 29.6%, a decrease of 10 basis points compared to 29.7% for the thirteen weeks ended April 28, 2024. The decline in gross margin was primarily due to the thirteen weeks ended April 28, 2024 benefiting from certain one-time items including the timing of vendor reimbursements, lower fuel costs, and a lower than expected promotional environment. Sponsored ads continues to be the largest driver of gross margin improvement, combined with strong autoship and product mix shift into margin accretive categories.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended May 4, 2025 increased by $50.5 million, or 8.4%, to $653.1 million compared to $602.6 million in the thirteen weeks ended April 28, 2024. This was primarily due to an increase of $36.6 million in costs associated with expansion of operations at our fulfillment center in Houston, Texas and the continued expansion of our pharmacy fulfillment network, to support the overall growth of our business. We also experienced increases of $8.5 million in share-based compensation expense and related taxes, and an increase of $5.4 million in facilities expenses, principally due to business growth and new return to office initiatives at our corporate offices in Plantation, Florida and Boston, Massachusetts.

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

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended May 4, 2025 increased by $7.0 million, or 3.7%, to $193.8 million compared to $186.8 million in the thirteen weeks ended April 28, 2024. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels contributing to new customer acquisition and improved customer retention. For our 2025 fiscal year, we expect advertising and marketing expense to be approximately 6.7 to 6.8 percent of net sales.

Interest and Other Income (Expense), net

Interest income for the thirteen weeks ended May 4, 2025 decreased by $11.3 million, to $3.2 million compared to interest income of $14.5 million in the thirteen weeks ended April 28, 2024. This decrease was due to a decrease in interest income generated from marketable securities, which matured during the thirteen weeks ended April 28, 2024.

Other expense for the thirteen weeks ended May 4, 2025 increased by $1.5 million, to $2.2 million compared to other expense of $0.7 million in the thirteen weeks ended April 28, 2024. This increase was primarily due to a termination of equity warrants partially offset by a decrease in foreign currency losses.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consisted primarily of cash on deposit with banks. Cash and cash equivalents totaled $616.4 million as of May 4, 2025, an increase of $20.6 million from February 2, 2025.

We believe that our cash and cash equivalents and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements, and contractual obligations for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures, share repurchases, or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our 10-K Report for the fiscal year ended February 2, 2025. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Cash Flows

	13 Weeks Ended
($ in millions)	May 4, 2025	April 28, 2024
Net cash provided by operating activities	$86.4	$81.9
Net cash (used in) provided by investing activities	$(41.2)	$505.7
Net cash used in financing activities	$(25.0)	$(55.1)

Operating Activities

Net cash provided by operating activities was $86.4 million for the thirteen weeks ended May 4, 2025, which primarily consisted of $62.4 million of net income and $120.4 million of non-cash adjustments, including share-based compensation expense of $74.5 million and depreciation and amortization expense of $30.0 million. These amounts were partially offset by working capital changes of $88.8 million, which were primarily driven by a decrease in accrued expenses and other current liabilities, coupled with an increase in accounts receivable and prepaid expenses and other current assets. These changes were partially offset by a decrease in inventories.

Net cash provided by operating activities was $81.9 million for the thirteen weeks ended April 28, 2024, which primarily consisted of $66.9 million of net income, $101.0 million of non-cash adjustments such as share-based compensation expense of $65.4 million and depreciation and amortization expense of $28.0 million, partially offset by a cash decrease of $79.3 million from working capital. Cash decreases from working capital were primarily driven by a decrease in other current liabilities and an increase in inventories, receivables, and other current assets, partially offset by an increase in payables.

Investing Activities

Net cash used in investing activities was $41.2 million for the thirteen weeks ended May 4, 2025, primarily consisting of $37.7 million for capital expenditures related to expanding operations at our Houston, Texas fulfillment center, veterinary clinics, and future pharmacy facility capabilities.

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

Financing Activities

Net cash used in financing activities was $25.0 million for the thirteen weeks ended May 4, 2025 primarily consisting of $23.1 million for repurchases of common stock, principal repayments of finance lease obligations, and payments for secondary offering costs.

Net cash used in financing activities was $55.1 million for the thirteen weeks ended April 28, 2024, primarily consisting of $54.8 million for income taxes paid for, net of proceeds from, the parent reorganization transaction as well as principal repayments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”), which matures on April 1, 2030 following an amendment entered into on April 1, 2025, and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities of (i) $250 million, (ii) the amount of permanent reductions of commitments thereunder and (iii) if greater than zero, the amount by which the borrowing base as of the date of incurrence exceeds the commitments thereunder, subject to customary conditions. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either a base rate or a term Secured Overnight Financing Rate (“SOFR”) (with no credit spread adjustment) at the Company’s option, plus a margin determined based on the Company's average excess availability, which is either (i) 0.25%, 0.50%, or 0.75% for borrowings at the base rate, or (ii) 1.25%, 1.50%, or 1.75% for SOFR borrowings. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of May 4, 2025, which is reduced by standby letters of credit, we had $782.8 million of borrowing capacity under the ABL Credit Facility. As of May 4, 2025 and February 2, 2025, we did not have any outstanding borrowings under the ABL Credit Facility, respectively.

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

During the thirteen weeks ended May 4, 2025, 664,533 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program for a total cost of $23.2 million, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of May 4, 2025, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $383.5 million. As of May 4, 2025 and February 2, 2025, the total unpaid cost of share repurchases was $5.7 million and $5.6 million, respectively, which included $5.1 million, respectively, for excise taxes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Item 1 of Part I, “Financial Statements (Unaudited) - Note 2 - Basis of Presentation and Significant Accounting Policies - Recent Accounting Pronouncements” and is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 4, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended May 4, 2025.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to shares of Class A common stock repurchased by Chewy, Inc. during the thirteen weeks ended May 4, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions) (1)
February 3, 2025 - March 2, 2025	183,588	$37.39	183,588	$399.8
March 3, 2025 - April 6 2025	106,198	$32.97	106,198	$396.3
April 7, 2025 - May 4, 2025	374,747	$34.28	374,747	$383.5
Total	664,533		664,533
(1) On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s common stock pursuant to the Repurchase Program. The Repurchase Program has no expiration date and may be modified, suspended or terminated at any time. The average price paid per share and approximate dollar value of shares that may yet be purchased under the Repurchase Program excludes the cost of commissions and excise taxes associated with the repurchases. Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

Item 5. Other Information

Rule 10b5-1 Plan Elections

On April 9, 2025, Satish Mehta, the Company’s Chief Technology Officer, terminated the “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K that he had previously adopted on October 6, 2024. On April 9, 2025, Satish Mehta adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on December 31, 2025, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 144,469 shares.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Amendment No. 3 to the ABL Credit Agreement, dated as of April 1, 2025, among Chewy, Inc., the Lenders party thereto and Wells Fargo Bank, National Association as administrative agent.	8-K	001-38936	10.1	April 2, 2025
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

CHEWY, INC.

Date:	June 11, 2025	By:	/s/ David Reeder
David Reeder
Chief Financial Officer