Form 10-Q
period 2025-11-02
Chewy, Inc.
filed 2025-12-10
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of December 3, 2025
Class A Common Stock, $0.01 par value per share	238,520,324
Class B Common Stock, $0.01 par value per share	176,478,229

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended November 2, 2025

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2025 contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our share repurchase program, our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	As of
	November 2, 2025	February 2, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$675.4	$595.8
Marketable securities	26.1	0.9
Accounts receivable	216.0	169.0
Inventories	943.9	836.7
Prepaid expenses and other current assets	66.8	60.0
Total current assets	1,928.2	1,662.4
Property and equipment, net	554.3	562.2
Operating lease right-of-use assets	471.2	450.4
Goodwill	39.4	39.4
Deferred tax assets	257.5	257.5
Other non-current assets	44.0	42.6
Total assets	$3,294.6	$3,014.5
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,276.8	$1,175.9
Accrued expenses and other current liabilities	983.1	1,030.8
Total current liabilities	2,259.9	2,206.7
Operating lease liabilities	523.0	502.4
Other long-term liabilities	42.3	43.9
Total liabilities	2,825.2	2,753.0
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of November 2, 2025 and February 2, 2025	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 238,160,495 and 193,892,875 shares issued and outstanding as of November 2, 2025 and February 2, 2025, respectively	2.4	1.9
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 176,478,229 and 219,698,561 shares issued and outstanding as of November 2, 2025 and February 2, 2025, respectively	1.8	2.2
Additional paid-in capital	1,864.0	1,840.2
Accumulated deficit	(1,399.3)	(1,582.9)
Accumulated other comprehensive income	0.5	0.1
Total stockholders’ equity	469.4	261.5
Total liabilities and stockholders’ equity	$3,294.6	$3,014.5

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net sales	$3,116.6	$2,877.6	$9,336.8	$8,613.9
Cost of goods sold	2,188.4	2,033.7	6,542.6	6,072.2
Gross profit	928.2	843.9	2,794.2	2,541.7
Operating expenses:
Selling, general and administrative	665.1	626.5	1,990.1	1,850.3
Advertising and marketing	197.9	191.8	592.3	569.1
Total operating expenses	863.0	818.3	2,582.4	2,419.4
Income from operations	65.2	25.6	211.8	122.3
Interest and other income, net	4.1	3.9	9.4	32.1
Income before income tax provision (benefit)	69.3	29.5	221.2	154.4
Income tax provision (benefit)	10.1	25.6	37.6	(215.5)
Net income	$59.2	$3.9	$183.6	$369.9

Comprehensive income:
Net income	$59.2	$3.9	$183.6	$369.9
Foreign currency translation adjustments	(0.2)	0.3	0.4	1.0
Comprehensive income	$59.0	$4.2	$184.0	$370.9

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.14	$0.01	$0.44	$0.87
Diluted	$0.14	$0.01	$0.43	$0.85
Weighted-average common shares used in computing earnings per share:
Basic	414.2	414.4	414.0	426.2
Diluted	425.5	426.6	426.4	433.6

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	13 Weeks Ended November 2, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of August 3, 2025	414.5	$4.1	$1,843.6	$(1,458.5)	$0.7	$389.9
Share-based compensation expense	—	—	75.5	—	—	75.5
Vesting of share-based compensation awards	1.6	0.1	(0.1)	—	—	—
Repurchases of common stock	(1.5)	—	(55.0)	—	—	(55.0)
Net income	—	—	—	59.2	—	59.2
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Balance as of November 2, 2025	414.6	$4.2	$1,864.0	$(1,399.3)	$0.5	$469.4

	13 Weeks Ended October 27, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 28, 2024	417.6	$4.2	$2,091.9	$(1,609.6)	$0.3	$486.8
Share-based compensation expense	—	—	77.7	—	—	77.7
Vesting of share-based compensation awards	2.2	—	—	—	—	—
Repurchases of common stock	(11.8)	(0.1)	(345.2)	—	—	(345.3)
Net income	—	—	—	3.9	—	3.9
Other comprehensive income	—	—	—	—	0.3	0.3
Balance as of October 27, 2024	408.0	$4.1	$1,824.4	$(1,605.7)	$0.6	$223.4

	39 Weeks Ended November 2, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of February 2, 2025	413.6	$4.1	$1,840.2	$(1,582.9)	$0.1	$261.5
Share-based compensation expense	—	—	225.9	—	—	225.9
Vesting of share-based compensation awards	6.2	0.2	(0.2)	—	—	—
Repurchases of common stock	(5.2)	(0.1)	(201.9)	—	—	(202.0)
Net income	—	—	—	183.6	—	183.6
Other comprehensive income	—	—	—	—	0.4	0.4
Balance as of November 2, 2025	414.6	$4.2	$1,864.0	$(1,399.3)	$0.5	$469.4

	39 Weeks Ended October 27, 2024
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance as of January 28, 2024	431.8	$4.3	$2,482.0	$(1,975.6)	$(0.4)	$510.3
Share-based compensation expense	—	—	224.7	—	—	224.7
Vesting of share-based compensation awards	6.9	0.1	(0.1)	—	—	—
Repurchases of common stock	(30.7)	(0.3)	(882.2)	—	—	(882.5)
Net income	—	—	—	369.9	—	369.9
Other comprehensive income	—	—	—	—	1.0	1.0
Balance as of October 27, 2024	408.0	$4.1	$1,824.4	$(1,605.7)	$0.6	$223.4

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	39 Weeks Ended
	November 2, 2025	October 27, 2024
Cash flows from operating activities
Net income	$183.6	$369.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94.9	85.4
Share-based compensation expense	225.9	224.7
Non-cash lease expense	27.5	24.5
Deferred income tax benefit	—	(275.7)
Unrealized foreign currency (gains) losses, net	(0.1)	1.2
Other adjustments	7.0	0.8
Net change in operating assets and liabilities:
Accounts receivable	(46.9)	(39.2)
Inventories	(107.0)	(139.4)
Prepaid expenses and other current assets	(18.3)	(9.9)
Other non-current assets	(0.7)	2.8
Trade accounts payable	100.9	124.2
Accrued expenses and other current liabilities	(13.1)	40.5
Operating lease liabilities	(25.1)	(23.1)
Other long-term liabilities	(0.4)	2.1
Net cash provided by operating activities	428.2	388.8
Cash flows from investing activities
Capital expenditures	(97.8)	(92.9)
Purchases of marketable securities	(24.9)	—
Proceeds from sales and maturities of marketable securities	—	538.4
Other investing activities	(5.2)	—
Net cash (used in) provided by investing activities	(127.9)	445.5
Cash flows from financing activities
Repurchases of common stock	(207.5)	(875.2)
Income taxes paid for, net of proceeds from, parent reorganization transaction	(9.1)	(53.7)
Payments of secondary offering costs	(1.2)	(0.1)
Principal repayments of finance lease obligations	(0.2)	(0.7)
Other financing activities	(3.0)	—
Net cash used in financing activities	(221.0)	(929.7)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.2)
Net increase (decrease) in cash and cash equivalents	79.6	(95.6)
Cash and cash equivalents, as of beginning of period	595.8	602.2
Cash and cash equivalents, as of end of period	$675.4	$506.6
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

As of December 3, 2025, BC Partners Advisors LP (“BC Partners”) and its affiliates, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”) control a majority of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange.

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

SmartPak Acquisition

On October 28, 2025, the Company entered into a definitive agreement to acquire SmartPak Equine, LLC (“SmartPak”), a leading provider of equine health and nutrition products. This acquisition is expected to further strengthen the Company’s equine product offerings. The Company expects this acquisition to close in fiscal year 2025, subject to the satisfaction of certain regulatory approvals and other customary closing conditions.

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

All adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended November 2, 2025 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2025 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2025 (“10-K Report”).

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2025 fiscal year ends on February 1, 2026 and is a 52-week year. The Company’s 2024 fiscal year ended February 2, 2025 and was a 53-week year.

Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the 10-K Report.

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in millions):

	As of
	November 2, 2025	February 2, 2025
Outbound fulfillment	$480.6	$512.1
Advertising and marketing	135.4	146.3
Payroll liabilities	75.0	89.9
Accrued expenses and other	292.1	282.5
Total accrued expenses and other current liabilities	$983.1	$1,030.8

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

June 2024 Stock Repurchase Agreement
On June 26, 2024, the Company entered into an agreement (the “June 2024 Stock Repurchase Agreement”) with Buddy Chester Sub LLC (the “Seller”), an entity affiliated with the Sponsors, to repurchase an aggregate of 17,550,000 shares of Class A common stock at a price per share of $28.49, resulting in an aggregate repurchase price of $500 million (the “June 2024 Stock Repurchase”). The June 2024 Stock Repurchase Agreement contains customary representations, warranties, and covenants of the parties.

September 2024 Secondary Offering and Concurrent Stock Repurchase

On September 19, 2024, the Company entered into an underwriting agreement (the “September 2024 Underwriting Agreement”) with the Seller and Morgan Stanley & Co, LLC (“Morgan Stanley”), relating to the offer and sale by the Seller of 16,666,667 shares of Class A common stock at a price to the public of $30.00 per share (the “September 2024 Secondary Offering”). In addition, the Seller granted Morgan Stanley a 30-day option to purchase up to an additional 2,500,000 shares of Class A common stock, which Morgan Stanley exercised with respect to 1,250,000 shares of Class A common stock (the “September 2024 Option Shares Offering”). The Company did not sell any shares of Class A common stock and did not receive any proceeds in connection with either of the September 2024 Secondary Offering or the September 2024 Option Shares Offering. Additionally, on September 18, 2024, the Company entered into an agreement (the “September 2024 Concurrent Stock Repurchase Agreement”) with the Seller, to repurchase $300 million of shares of Class A common stock from the Seller at a price per share of $29.40, resulting in the repurchase of an aggregate of 10,204,081 shares of Class A common stock (the “September 2024 Concurrent Stock Repurchase”). The September 2024 Concurrent Stock Repurchase Agreement contains customary representations, warranties, and covenants of the parties.

The September 2024 Secondary Offering and September 2024 Concurrent Stock Repurchase closed on September 23, 2024. The September 2024 Option Shares Offering closed on October 15, 2024.

June 2025 Secondary Offering and Concurrent Stock Repurchase

On June 23, 2025, the Company entered into an underwriting agreement with the Seller and J.P. Morgan Securities LLC (“JP Morgan”), relating to the offer and sale by the Seller of 23,952,096 shares of Class A common stock at a price to the public of $41.95 per share (the “June 2025 Secondary Offering”). In addition, the Seller granted JP Morgan a 30-day option to purchase up to an additional 3,592,815 shares of Class A common stock, which JP Morgan exercised on June 24, 2025 with respect to 3,592,814 shares of Class A common stock (the “June 2025 Option Shares Offering”). The Company did not sell any shares of Class A common stock and did not receive any proceeds in connection with either of the June 2025 Secondary Offering or the June 2025 Option Shares Offering. Additionally, on June 20, 2025, the Company entered into an agreement (the “June 2025 Concurrent Stock Repurchase Agreement”) with the Seller, to repurchase $100 million of shares of Class A common stock from the Seller at a price per share equal to the per share purchase price paid by JP Morgan in the June 2025 Secondary Offering, resulting in the repurchase of an aggregate of 2,395,210 shares of Class A common stock at a price per share of $41.75 (the “June 2025 Concurrent Stock Repurchase”). The June 2025 Concurrent Stock Repurchase Agreement contains customary representations, warranties, and covenants of the parties.

The June 2025 Secondary Offering, June 2025 Option Shares Offering, and June 2025 Concurrent Stock Repurchase closed on June 25, 2025.

Share Repurchase Activity

During the thirty-nine weeks ended November 2, 2025, 2,767,453 and 2,395,210 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program and June 2025 Concurrent Stock Repurchase, for a total cost of $101.8 million and $100.0 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of November 2, 2025, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $304.9 million.

As of February 2, 2025, the total unpaid cost of share repurchases was $5.6 million, which included $5.1 million for excise taxes. During the thirty-nine weeks ended November 2, 2025, the Company paid $5.7 million for excise taxes, accrued repurchases, and commissions.

During the thirty-nine weeks ended October 27, 2024, 2,930,257, 17,550,000, and 10,204,081 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program, June 2024 Stock Repurchase, and September 2024 Concurrent Stock Repurchase for a total cost of $75.2 million, $500.0 million, and $300.0 million, respectively, excluding the cost of commissions and excise taxes.

Conversion of Class B Common Stock

On June 26, 2024, Buddy Chester Sub LLC converted 17,550,000 shares of Class B common stock into Class A common stock contemporaneously with the execution and delivery of the June 2024 Stock Repurchase Agreement.

On June 27, 2024, Buddy Chester Sub LLC converted 5,328,543 shares of Class B common stock into Class A common stock and sold such Class A common stock.

On July 1, 2024, Buddy Chester Sub LLC converted 1,338,262 shares of the Class B common stock into Class A common stock and sold such Class A common stock.

On September 23, 2024, Buddy Chester Sub LLC converted 26,870,748 shares of Class B common stock into Class A common stock contemporaneously with the closing of the September 2024 Secondary Offering and the September 2024 Concurrent Stock Repurchase.

On October 15, 2024, in connection with the September 2024 Option Shares Offering, Buddy Chester Sub LLC converted 1,250,000 shares of Class B common stock into Class A common stock and sold these shares to Morgan Stanley.

On June 25, 2025, Buddy Chester Sub LLC converted 29,940,120 shares of Class B common stock into Class A common stock contemporaneously with the closing of the June 2025 Secondary Offering, June 2025 Option Shares Offering, and June 2025 Concurrent Stock Repurchase.

On October 9, 2025, Buddy Chester Sub LLC converted 13,280,212 shares of Class B common stock into Class A common stock and sold such Class A common stock.

Interest and Other Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense in relation to its borrowing facilities, finance leases, and uncertain tax positions. The following table provides additional information about the Company’s interest income (expense), net (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Interest income	$4.9	$5.2	$14.6	$35.5
Interest expense	(1.4)	(1.3)	(4.0)	(4.2)
Interest income, net	$3.5	$3.9	$10.6	$31.3

The Company made interest cash payments of $1.8 million and $2.2 million during the thirty-nine weeks ended November 2, 2025 and October 27, 2024, respectively.

The Company’s other income (expense), net consists of: (i) changes in the fair value of equity warrants, investments, and tax indemnification receivables, (ii) foreign currency transaction gains and losses, and (iii) allowances for credit losses. The following table provides additional information about the Company’s other income (expense), net (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Change in fair value of tax indemnification receivables	$0.6	$0.5	$1.7	$1.5
Foreign currency transaction gains (losses)	0.1	(0.2)	(0.2)	(1.1)
Change in fair value of equity warrants	—	(0.7)	(2.6)	(0.2)
Change in fair value of equity investments	(0.1)	0.4	(0.1)	0.6
Other income (expense), net	$0.6	$—	$(1.2)	$0.8

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

ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued this ASU to modernize the accounting for internal-use software costs, primarily by simplifying the requirements to capitalize software development costs. This update is effective beginning with the Company’s 2028 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. In December 2025, the FASB issued this ASU to establish authoritative guidance on the accounting for government grants received by business entities. This update is effective beginning with the Company’s 2029 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen and thirty-nine weeks ended November 2, 2025. Further, as of November 2, 2025, the Company did not record an allowance for credit losses related to its fixed income securities.
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

The following table includes a summary of financial instruments measured at fair value as of November 2, 2025 (in millions):

	Level 1	Level 2	Level 3
Cash	$661.4	$—	$—
Commercial paper	14.0	—	—
Cash and cash equivalents	675.4	—	—
Corporate bonds	17.5	—	—
Commercial paper	7.4	—	—
Equity investments	1.2	—	—
Marketable securities	26.1	—	—
Total financial instruments	$701.5	$—	$—

The following table includes a summary of financial instruments measured at fair value as of February 2, 2025 (in millions):

	Level 1	Level 2	Level 3
Cash	$595.8	$—	$—
Cash and cash equivalents	595.8	—	—
Equity investments	0.9	—	—
Marketable securities	0.9	—	—
Unvested equity warrants	—	—	4.9
Total financial instruments	$596.7	$—	$4.9

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in millions):

	39 Weeks Ended
	November 2, 2025	October 27, 2024
Beginning balance	$4.9	$2.2
Equity warrants terminated	(4.9)	—
Change in fair value of unvested equity warrants	—	3.4
Equity warrants vested	—	(3.2)
Ending balance	$—	$2.4

As of February 2, 2025, the deferred credit subject to vesting and performance requirements recognized within other long-term liabilities in exchange for the equity warrants was $4.5 million. Level 3 significant unobservable inputs used in the fair value measurement of unvested equity warrants included probability of vesting and equity volatility, and reflected a weighted average of 0% and 56% as of November 2, 2025, respectively.

4.    Property and Equipment, net

The following is a summary of property and equipment, net (in millions):

	As of
	November 2, 2025	February 2, 2025
Furniture, fixtures and equipment	$251.2	$208.3
Computer equipment	82.9	78.0
Internal-use software	267.8	230.0
Leasehold improvements	401.3	327.9
Construction in progress	49.6	130.1
	1,052.8	974.3
Less: accumulated depreciation and amortization	498.5	412.1
Property and equipment, net	$554.3	$562.2

Internal-use software includes labor and license costs associated with software development for internal use and is amortized using the straight-line method over the estimated useful life of the software. The following is a summary of internal-use software, net (in millions):

	As of
	November 2, 2025	February 2, 2025
Internal-use software	$267.8	$230.0
Less: accumulated amortization	155.1	125.1
Internal-use software, net	$112.7	$104.9

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended November 2, 2025 and October 27, 2024, the Company recorded depreciation expense on property and equipment of $22.2 million and $18.5 million, respectively, and amortization expense related to internal-use software costs of $10.5 million and $9.5 million, respectively. For the thirty-nine weeks ended November 2, 2025 and October 27, 2024, the Company recorded depreciation expense on property and equipment of $63.6 million and $54.7 million, respectively, and amortization expense related to internal-use software costs of $31.0 million and $27.8 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either a base rate or a term Secured Overnight Financing Rate (“SOFR”) (with no credit spread adjustment) at the Company’s option, plus a margin determined based on the Company's average excess availability, which is either (i) 0.25%, 0.50%, or 0.75% for borrowings at the base rate, or (ii) 1.25%, 1.50%, or 1.75% for SOFR borrowings. The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. The ABL Credit Facility contains customary affirmative and negative covenants, all of which the Company is in compliance with. Based on the Company’s borrowing base as of November 2, 2025, which is reduced by standby letters of credit, the Company had $783.1 million of borrowing capacity under the ABL Credit Facility. As of November 2, 2025 and February 2, 2025, the Company did not have any outstanding borrowings under the ABL Credit Facility, respectively.

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

The Company’s finance leases as of November 2, 2025 and February 2, 2025 were not material and were included in property and equipment, net, on the Company’s condensed consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in millions):

		As of
Leases	Balance Sheet Classification	November 2, 2025	February 2, 2025
Assets
Operating	Operating lease right-of-use assets	$471.2	$450.4
Total operating lease assets		$471.2	$450.4
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$35.9	$33.5
Non-current
Operating	Operating lease liabilities	523.0	502.4
Total operating lease liabilities		$558.9	$535.9

For the thirty-nine weeks ended November 2, 2025 and October 27, 2024, assets acquired in exchange for new operating lease liabilities were $49.0 million and $8.0 million, respectively. Lease expense primarily relates to operating lease costs and were included within selling, general and administrative expenses in the condensed consolidated statements of operations. Lease expense for the thirteen weeks ended November 2, 2025 and October 27, 2024 was $29.0 million and $27.3 million, respectively. Lease expense for the thirty-nine weeks ended November 2, 2025 and October 27, 2024 was $83.2 million and $80.4 million, respectively.

Cash flows used in operating activities related to operating leases were approximately $82.3 million and $78.9 million for the thirty-nine weeks ended November 2, 2025 and October 27, 2024, respectively.

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

The following table presents information about the Company’s measures of segment profit and significant segment expenses regularly provided to the CODM (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net sales	$3,116.6	$2,877.6	$9,336.8	$8,613.9
Cost of goods sold	2,188.4	2,033.7	6,542.6	6,072.2
Gross profit	928.2	843.9	2,794.2	2,541.7
Segment expenses (income/benefit)
Fulfillment costs	347.2	320.0	1,053.9	947.0
Share-based compensation expense and related taxes	76.5	80.4	233.6	232.4
Depreciation and amortization	32.8	28.9	94.9	85.4
Other selling, general, and administrative expenses	208.6	197.2	607.7	585.5
Advertising and marketing expenses	197.9	191.8	592.3	569.1
Income tax provision (benefit)	10.1	25.6	37.6	(215.5)
Interest and other income, net	(4.1)	(3.9)	(9.4)	(32.1)
Net income	$59.2	$3.9	$183.6	$369.9

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirty-nine weeks ended November 2, 2025 (in millions, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of February 2, 2025	22.5	$22.65
Granted	12.0	$34.16
Vested	(6.2)	$25.63
Forfeited	(4.7)	$24.41
Unvested and outstanding as of November 2, 2025	23.6	$27.37

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	39 Weeks Ended
	November 2, 2025	October 27, 2024
Weighted average grant-date fair value of RSUs	$34.16	$17.08
Total fair value of vested RSUs (in millions)	$229.2	$140.9

As of November 2, 2025, total unrecognized compensation expense related to unvested RSUs was $550.0 million and is expected to be recognized over a weighted-average expected performance period of 2.7 years.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirty-nine weeks ended November 2, 2025 (in millions, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of February 2, 2025	2.0	$18.69
Granted	1.2	$26.35
Forfeited	(0.6)	$20.80
Unvested and outstanding as of November 2, 2025	2.6	$21.77

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	39 Weeks Ended
	November 2, 2025	October 27, 2024
Weighted average grant-date fair value of PRSUs	$26.35	$16.95
Total fair value of vested PRSUs (in millions)	$—	$0.6

As of November 2, 2025, total unrecognized compensation expense related to unvested PRSUs was $37.7 million and is expected to be recognized over a weighted-average expected performance period of 1.9 years.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of Class A common stock on the date of grant.

As of November 2, 2025, there were 75.1 million additional shares of Class A common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
RSUs	$69.9	$74.5	$209.4	$216.6
PRSUs	5.6	3.2	16.5	8.1
Total share-based compensation expense	$75.5	$77.7	$225.9	$224.7

10.    Income Taxes

Income Tax Provision

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company recorded an income tax provision during the thirteen and thirty-nine weeks ended November 2, 2025 of $10.1 million and $37.6 million, respectively. The Company’s effective tax rate for the thirty-nine weeks ended November 2, 2025 was lower than the U.S federal statutory rate, primarily due to federal and state research and development credits and tax benefits from share-based compensation, partially offset by state income taxes. The Company recorded an income tax provision during the thirteen weeks ended October 27, 2024 of $25.6 million and an income tax benefit during the thirty-nine weeks ended October 27, 2024 of $215.5 million.

Deferred Tax Assets and Valuation Allowances

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income prior to the expiration of tax attributes to support the utilization of these assets. During the thirty-nine weeks ended October 27, 2024, based on all available evidence, the Company determined that it was appropriate to release the valuation allowance on the Company’s U.S. federal and certain state deferred tax assets resulting in a $275.7 million tax benefit. As of November 2, 2025 and February 2, 2025, the Company maintained a full valuation allowance of $21.8 million against its foreign net deferred tax assets and certain U.S. state deferred tax assets.

One Big Beautiful Bill Act

In July 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company continues to evaluate the impact of the OBBBA, and will reflect the impact on the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ending February 1, 2026.

Tax Payments and Refunds

During the thirty-nine weeks ended November 2, 2025 and October 27, 2024, the Company paid $12.4 million and $21.8 million, net of refunds received, for federal, state, and foreign income taxes other than those assumed in connection with the Transactions, respectively.

In connection with the Transactions, the Company assumed $1.9 billion in income taxes which were fully indemnified by affiliates of BC Partners. During the thirty-nine weeks ended November 2, 2025, the Company paid $9.1 million, net of refunds received, for federal and state income taxes in connection with the Transactions. During the thirty-nine weeks ended October 27, 2024, the Company paid $95.0 million, net of refunds received, for federal and state income taxes in connection with the Transactions. For more information, see Note 1 - Description of Business and Note 12 - Certain Relationships and Related Party Transactions.

In the aggregate, the Company paid $21.5 million and $116.8 million, net of refunds received, for federal, state, and foreign income taxes during the thirty-nine weeks ended November 2, 2025, and October 27, 2024, respectively.

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

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in millions, except per share data):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$59.2	$3.9	$183.6	$369.9
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	414.2	414.4	414.0	426.2
Effect of dilutive share-based awards	11.3	12.2	12.4	7.4
Diluted	425.5	426.6	426.4	433.6
Anti-dilutive share-based awards excluded from diluted common shares	0.6	5.7	0.7	7.7
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.14	$0.01	$0.44	$0.87
Diluted	$0.14	$0.01	$0.43	$0.85

12.    Certain Relationships and Related Party Transactions

As of November 2, 2025 and February 2, 2025, the Company had a receivable from affiliates of BC Partners of $23.4 million and $21.7 million, respectively, with respect to the indemnification for certain tax liabilities in connection with the Transactions, which is only collectible upon the realization of certain tax liabilities and was included in other non-current assets on the Company’s condensed consolidated balance sheets. For more information, see Note 1 - Description of Business and Note 10 - Income Taxes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2025 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2025 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-Q Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Macroeconomic Considerations

Evolving macroeconomic conditions, including inflation levels, tariffs, and high interest rates, have affected, and continue to affect, our business and consumer shopping behavior. We continue to monitor conditions closely and adapt aspects of our logistics, transportation, supply chain, and purchasing processes accordingly to meet the needs of our growing community of pets, pet parents and partners. As our customers react to these economic conditions, we will adapt our business accordingly to meet their evolving needs.

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

Income Tax Provision (Benefit)

Income tax provision (benefit) consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, and the valuation allowance against deferred tax assets, as applicable.

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

	13 Weeks Ended			39 Weeks Ended
(in millions, except net sales per active customer, per share data, and percentages)	November 2, 2025	October 27, 2024	% Change	November 2, 2025	October 27, 2024	% Change
Financial and Operating Data
Net sales	$3,116.6	$2,877.6	8.3%	$9,336.8	$8,613.9	8.4%
Net income (1)	$59.2	$3.9	n/m	$183.6	$369.9	(50.4)%
Net margin	1.9%	0.1%		2.0%	4.3%
Adjusted EBITDA (2)	$180.9	$138.2	30.9%	$556.9	$446.0	24.9%
Adjusted EBITDA margin (2)	5.8%	4.8%		6.0%	5.2%
Adjusted net income (2)	$135.7	$85.0	59.6%	$425.7	$326.8	30.3%
Earnings per share, basic (1)	$0.14	$0.01	n/m	$0.44	$0.87	(49.4)%
Earnings per share, diluted (1)	$0.14	$0.01	n/m	$0.43	$0.85	(49.4)%
Adjusted earnings per share, basic (2)	$0.33	$0.20	65.0%	$1.03	$0.77	33.8%
Adjusted earnings per share, diluted (2)	$0.32	$0.20	60.0%	$1.00	$0.75	33.3%
Net cash provided by operating activities	$207.9	$183.5	13.3%	$428.2	$388.8	10.1%
Free cash flow (2)	$175.8	$151.8	15.8%	$330.4	$295.9	11.7%
Active customers	21.155	20.160	4.9%	21.155	20.160	4.9%
Net sales per active customer	$595	$567	4.9%	$595	$567	4.9%
Autoship customer sales	$2,613.8	$2,300.9	13.6%	$7,753.4	$6,776.0	14.4%
Autoship customer sales as a percentage of net sales	83.9%	80.0%		83.0%	78.7%
(1) Includes share-based compensation expense and related taxes of $76.5 million and $233.6 million for the thirteen and thirty-nine weeks ended November 2, 2025, compared to $80.4 million and $232.4 million for the thirteen and thirty-nine weeks ended October 27, 2024.

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

Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents a reconciliation of net income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated:

(in millions, except percentages)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Income to Adjusted EBITDA	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net income	$59.2	$3.9	$183.6	$369.9
Add (deduct):
Depreciation and amortization	32.8	28.9	94.9	85.4
Share-based compensation expense and related taxes	76.5	80.4	233.6	232.4
Interest income, net	(3.5)	(3.9)	(10.6)	(31.3)
Change in fair value of equity warrants	—	0.7	2.6	0.2
Income tax provision (benefit)	10.1	25.6	37.6	(215.5)
Severance costs	—	—	5.9	—
Transaction related costs	2.7	0.4	3.4	0.9
Other	3.1	2.2	5.9	4.0
Adjusted EBITDA	$180.9	$138.2	$556.9	$446.0
Net sales	$3,116.6	$2,877.6	$9,336.8	$8,613.9
Net margin	1.9%	0.1%	2.0%	4.3%
Adjusted EBITDA margin	5.8%	4.8%	6.0%	5.2%

Adjusted Net Income and Adjusted Basic and Diluted Earnings per Share

The following table presents a reconciliation of net income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated:

(in millions, except per share data)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Income to Adjusted Net Income	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net income	$59.2	$3.9	$183.6	$369.9
Add (deduct):
Share-based compensation expense and related taxes	76.5	80.4	233.6	232.4
Change in fair value of equity warrants	—	0.7	2.6	0.2
Deferred tax asset valuation allowance release	—	—	—	(275.7)
Severance costs	—	—	5.9	—
Adjusted net income	$135.7	$85.0	$425.7	$326.8
Weighted-average common shares used in computing earnings per share and adjusted earnings per share:
Basic	414.2	414.4	414.0	426.2
Effect of dilutive share-based awards	11.3	12.2	12.4	7.4
Diluted	425.5	426.6	426.4	433.6
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.14	$0.01	$0.44	$0.87
Diluted	$0.14	$0.01	$0.43	$0.85
Adjusted basic	$0.33	$0.20	$1.03	$0.77
Adjusted diluted	$0.32	$0.20	$1.00	$0.75

Free Cash Flow

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

(in millions)	13 Weeks Ended		39 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024
Net cash provided by operating activities	$207.9	$183.5	$428.2	$388.8
Deduct:
Capital expenditures	(32.1)	(31.7)	(97.8)	(92.9)
Free Cash Flow	$175.8	$151.8	$330.4	$295.9

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

Results of Condensed Consolidated Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

	13 Weeks Ended					39 Weeks Ended
				% of net sales					% of net sales
(in millions, except percentages)	November 2, 2025	October 27, 2024	% Change	November 2, 2025	October 27, 2024	November 2, 2025	October 27, 2024	% Change	November 2, 2025	October 27, 2024
Condensed Consolidated Statements of Operations
Net sales	$3,116.6	$2,877.6	8.3%	100.0%	100.0%	$9,336.8	$8,613.9	8.4%	100.0%	100.0%
Cost of goods sold	2,188.4	2,033.7	7.6%	70.2%	70.7%	6,542.6	6,072.2	7.7%	70.1%	70.5%
Gross profit	928.2	843.9	10.0%	29.8%	29.3%	2,794.2	2,541.7	9.9%	29.9%	29.5%
Operating expenses:
Selling, general and administrative	665.1	626.5	6.2%	21.3%	21.8%	1,990.1	1,850.3	7.6%	21.3%	21.5%
Advertising and marketing	197.9	191.8	3.2%	6.3%	6.7%	592.3	569.1	4.1%	6.3%	6.6%
Total operating expenses	863.0	818.3	5.5%	27.7%	28.4%	2,582.4	2,419.4	6.7%	27.7%	28.1%
Income from operations	65.2	25.6	154.7%	2.1%	0.9%	211.8	122.3	73.2%	2.3%	1.4%
Interest and other income, net	4.1	3.9	5.1%	0.1%	0.1%	9.4	32.1	(70.7)%	0.1%	0.4%
Income before income tax provision (benefit)	69.3	29.5	134.9%	2.2%	1.0%	221.2	154.4	43.3%	2.4%	1.8%
Income tax provision (benefit)	10.1	25.6	(60.5)%	0.3%	0.9%	37.6	(215.5)	117.4%	0.4%	(2.5)%
Net income	$59.2	$3.9	n/m	1.9%	0.1%	$183.6	$369.9	(50.4)%	2.0%	4.3%

Net Sales

	13 Weeks Ended				39 Weeks Ended
(in millions, except percentages)	November 2, 2025	October 27, 2024	$ Change	% Change	November 2, 2025	October 27, 2024	$ Change	% Change
Consumables	$2,175.9	$2,043.2	$132.7	6.5%	$6,503.2	$6,106.3	$396.9	6.5%
Hardgoods	348.6	296.5	52.1	17.6%	1,036.9	901.7	135.2	15.0%
Other	592.1	537.9	54.2	10.1%	1,796.7	1,605.9	190.8	11.9%
Net sales	$3,116.6	$2,877.6	$239.0	8.3%	$9,336.8	$8,613.9	$722.9	8.4%

Net sales for the thirteen weeks ended November 2, 2025 increased by $239.0 million, or 8.3%, to $3.1 billion compared to $2.9 billion for the thirteen weeks ended October 27, 2024. This increase was primarily driven by growth in autoship customer sales, which improved by 13.6%, to $2.6 billion, higher net sales per active customer, which increased $28 or 4.9% to $595, and growth in active customers, which improved by 4.9%, to 21.2 million in the thirteen weeks ended November 2, 2025 compared to the thirteen weeks ended October 27, 2024. This increase was attributable to growth across our hardgoods, specialty, and healthcare businesses.

Net sales for the thirty-nine weeks ended November 2, 2025 increased by $722.9 million, or 8.4%, to $9.3 billion compared to $8.6 billion for the thirty-nine weeks ended October 27, 2024. This increase was primarily driven by growth in autoship customer sales, which improved by 14.4%, to $7.8 billion, higher net sales per active customer, which increased $28 or 4.9% to $595, and growth in active customers, which improved by 4.9%, to 21.2 million in the thirty-nine weeks ended November 2, 2025 compared to the thirty-nine weeks ended October 27, 2024. This increase was attributable to growth across our hardgoods, specialty, and healthcare businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended November 2, 2025 increased by $154.7 million, or 7.6%, to $2.2 billion compared to $2.0 billion in the thirteen weeks ended October 27, 2024. This increase was primarily due to higher sales coupled with increased outbound freight and shipping supply costs.

Cost of goods sold for the thirty-nine weeks ended November 2, 2025 increased by $470.4 million, or 7.7%, to $6.5 billion compared to $6.1 billion in the thirty-nine weeks ended October 27, 2024. This increase was primarily due to higher sales coupled with increased outbound freight and shipping supply costs.

Gross profit for the thirteen weeks ended November 2, 2025 increased by $84.3 million, or 10.0%, to $928.2 million compared to $843.9 million in the thirteen weeks ended October 27, 2024. This increase was primarily due to the year-over-year increase in net sales as described above. Gross margin for the thirteen weeks ended November 2, 2025 was 29.8%, an increase of 50 basis points compared to 29.3% for the thirteen weeks ended October 27, 2024, and is driven by growth in sponsored ads, autoship customer sales as a percentage of net sales increasing 390 basis points to 83.9%, and margin growth across our consumables and healthcare businesses.

Gross profit for the thirty-nine weeks ended November 2, 2025 increased by $252.5 million, or 9.9%, to $2.8 billion compared to $2.5 billion in the thirty-nine weeks ended October 27, 2024. This increase was primarily due to the year-over-year increase in net sales as described above. Gross margin for the thirty-nine weeks ended November 2, 2025 was 29.9%, an increase of 40 basis points compared to 29.5% for the thirty-nine weeks ended October 27, 2024, and is driven by growth in sponsored ads, autoship customer sales as a percentage of net sales increasing 430 basis points to 83.0%, and margin growth across our consumables and healthcare businesses.

Selling, General and Administrative

Selling, general and administrative expenses as a percentage of net sales decreased 50 basis points to 21.3% for the thirteen weeks ended November 2, 2025, compared to 21.8% for the thirteen weeks ended October 27, 2024. Selling, general and administrative expenses for the thirteen weeks ended November 2, 2025 increased by $38.6 million, or 6.2%, to $665.1 million compared to $626.5 million in the thirteen weeks ended October 27, 2024. The majority of the increase is associated with network-wide fulfillment costs, which were collectively incurred to support the overall growth of the business, our pharmacy fulfillment network, and veterinary clinics. This also included a modest increase in other selling, general, and administrative expenses primarily associated with expanded hosting and software infrastructure requirements.

Selling, general and administrative expenses as a percentage of net sales decreased 20 basis points to 21.3% for the thirty-nine weeks ended November 2, 2025, compared to 21.5% for the thirty-nine weeks ended October 27, 2024. Selling, general and administrative expenses for the thirty-nine weeks ended November 2, 2025 increased by $139.8 million, or 7.6%, to $2.0 billion compared to $1.9 billion in the thirty-nine weeks ended October 27, 2024. The majority of the increase is associated with network-wide fulfillment costs, including modest increases in depreciation and amortization, which were collectively incurred to support the overall growth of the business, our pharmacy fulfillment network, and veterinary clinics. This also included modest increases in other selling, general, and administrative expenses primarily associated with expanded hosting and software infrastructure requirements.

We commenced a project in fiscal year 2024 to modernize our finance information technology architecture. At the conclusion of this project, we aim to have, among other things, (i) the ability to produce financial information across different segments of the Company, which supports scalability for future growth, (ii) expanded visibility and analytical capabilities with respect to our data, and (iii) an infrastructure that enables the use of artificial intelligence and other system advancements that will create further efficiencies for our team members. While we have made progress on this project, we also identified additional system automations that expanded our original scope. As a result, we expect that this project will go live towards the end of fiscal year 2026. The project will not require meaningful capital investment.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended November 2, 2025 increased by $6.1 million, or 3.2%, to $197.9 million compared to $191.8 million in the thirteen weeks ended October 27, 2024. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels contributing to new customer acquisition and improved customer retention.

Advertising and marketing expenses for the thirty-nine weeks ended November 2, 2025 increased by $23.2 million, or 4.1%, to $592.3 million compared to $569.1 million in the thirty-nine weeks ended October 27, 2024. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels contributing to new customer acquisition and improved customer retention.

Interest and Other Income (Expense), net

Interest income for the thirteen weeks ended November 2, 2025 decreased by $0.4 million, to $3.5 million compared to interest income of $3.9 million in the thirteen weeks ended October 27, 2024. This decrease was primarily due to a decrease in interest income generated from cash and cash equivalents, partially offset by an increase in interest income generated from marketable securities.

Interest income for the thirty-nine weeks ended November 2, 2025 decreased by $20.7 million, to $10.6 million compared to interest income of $31.3 million in the thirty-nine weeks ended October 27, 2024. This decrease was primarily due to a decrease in interest income generated from cash and cash equivalents and a decrease in interest income generated from marketable securities, primarily due to maturities of marketable securities during the thirty-nine weeks ended October 27, 2024.

Other income for the thirteen weeks ended November 2, 2025 increased by $0.6 million, to $0.6 million compared to no other income (expense), net for the thirteen weeks ended October 27, 2024. This increase was primarily due to the termination of equity warrants, partially offset by decreases in the fair value of equity investments.

Other expense for the thirty-nine weeks ended November 2, 2025 increased by $2.0 million, to $1.2 million compared to other income of $0.8 million in the thirty-nine weeks ended October 27, 2024. This increase was primarily due to the termination of equity warrants and decreases in the fair value of equity investments partially offset by a decrease in foreign currency losses.

Income Tax Provision (Benefit)

Our effective tax rate for the thirty-nine weeks ended November 2, 2025 was lower than the U.S. federal statutory rate, primarily due to federal and state research and development credits and tax benefits from share-based compensation, partially offset by state income taxes.

Income tax provision for the thirteen weeks ended November 2, 2025 decreased by $15.5 million, to $10.1 million compared to income tax provision of $25.6 million in the thirteen weeks ended October 27, 2024, driven primarily by the impact of share-based compensation on pre-tax income.

Income tax provision for the thirty-nine weeks ended November 2, 2025 increased by $253.1 million, to $37.6 million compared to income tax benefit of $215.5 million in the thirty-nine weeks ended October 27, 2024. The increase was primarily due to the release of the valuation allowance on the Company’s U.S. federal and certain state deferred tax assets during the thirty-nine weeks ended October 27, 2024.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents and our revolving credit facility. Cash and cash equivalents consisted primarily of cash on deposit with banks. Cash and cash equivalents totaled $675.4 million as of November 2, 2025, an increase of $79.6 million from February 2, 2025.

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

Cash Flows

	39 Weeks Ended
($ in millions)	November 2, 2025	October 27, 2024
Net cash provided by operating activities	$428.2	$388.8
Net cash (used in) provided by investing activities	$(127.9)	$445.5
Net cash used in financing activities	$(221.0)	$(929.7)

Operating Activities

Net cash provided by operating activities was $428.2 million for the thirty-nine weeks ended November 2, 2025, which primarily consisted of $183.6 million of net income and $355.2 million of non-cash adjustments, including share-based compensation expense of $225.9 million and depreciation and amortization expense of $94.9 million. These amounts were partially offset by working capital changes of $84.4 million, which were primarily driven by an increase in inventories, accounts receivable, and prepaid expenses and other current assets, as well as a decrease in accrued expenses and other current liabilities. These changes were partially offset by an increase in payables.

Net cash provided by operating activities was $388.8 million for the thirty-nine weeks ended October 27, 2024, which primarily consisted of $369.9 million of net income, partially offset by $60.9 million of non-cash adjustments such as deferred income tax benefit of $275.7 million, share-based compensation expense of $224.7 million, and depreciation and amortization expense of $85.4 million, and a cash decrease of $23.8 million from working capital. Cash decreases from working capital were primarily driven by an increase in inventories, receivables, and other current assets, partially offset by an increase in payables and other current liabilities.

Investing Activities

Net cash used in investing activities was $127.9 million for the thirty-nine weeks ended November 2, 2025, primarily consisting of $97.8 million for capital expenditures related to expanding operations at our Houston, Texas fulfillment center, veterinary clinics, future pharmacy facility capabilities, and investments in our fresh and frozen infrastructure.

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

Financing Activities

Net cash used in financing activities was $221.0 million for the thirty-nine weeks ended November 2, 2025, primarily consisting of $207.5 million for repurchases of common stock and payments for secondary offering costs, as well as $9.1 million for net payments for the parent reorganization transaction.

Net cash used in financing activities was $929.7 million for the thirty-nine weeks ended October 27, 2024, primarily consisting of $875.2 million for repurchases of common stock, $53.7 million for income taxes paid for, net of proceeds from, the parent reorganization transaction, principal repayments of finance lease obligations, and payments for secondary offering costs.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”), which matures on April 1, 2030 following an amendment entered into on April 1, 2025, and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities of (i) $250 million, (ii) the amount of permanent reductions of commitments thereunder and (iii) if greater than zero, the amount by which the borrowing base as of the date of incurrence exceeds the commitments thereunder, subject to customary conditions. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either a base rate or a term Secured Overnight Financing Rate (“SOFR”) (with no credit spread adjustment) at the Company’s option, plus a margin determined based on the Company's average excess availability, which is either (i) 0.25%, 0.50%, or 0.75% for borrowings at the base rate, or (ii) 1.25%, 1.50%, or 1.75% for SOFR borrowings. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of November 2, 2025, which is reduced by standby letters of credit, we had $783.1 million of borrowing capacity under the ABL Credit Facility. As of November 2, 2025 and February 2, 2025, we did not have any outstanding borrowings under the ABL Credit Facility, respectively.

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

On September 18, 2024, the Company entered into an agreement with the Seller to repurchase $300 million of shares of Class A common stock from the Seller at a price per share of $29.40, resulting in the repurchase of an aggregate of 10,204,081 shares of Class A common stock (the “September 2024 Concurrent Stock Repurchase”).

On June 20, 2025, the Company entered into an agreement with the Seller to repurchase $100 million of shares of Class A common stock from the Seller at a price per share of $41.75, resulting in the repurchase of an aggregate of 2,395,210 shares of Class A common stock (the “June 2025 Concurrent Stock Repurchase”).

Share Repurchase Activity

During the thirty-nine weeks ended November 2, 2025, 2,767,453 and 2,395,210 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program and June 2025 Concurrent Stock Repurchase, for a total cost of $101.8 million and $100 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of November 2, 2025, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $304.9 million.

As of February 2, 2025, the total unpaid cost of share repurchases was $5.6 million, which included $5.1 million for excise taxes. During the thirty-nine weeks ended November 2, 2025, the Company paid $5.7 million for excise taxes, accrued repurchases, and commissions.

Future Acquisition

We expect to use approximately 25 percent of our cash and cash equivalents as of November 2, 2025 to fund the SmartPak acquisition.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 2, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended November 2, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to shares of Class A common stock repurchased by Chewy, Inc. during the thirteen weeks ended November 2, 2025:

(in millions, except per share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions) (4)
August 4, 2025 - August 31, 2025	—	$—	—	$359.8
September 1, 2025 - October 5, 2025	1,271,195	$37.72	1,271,195	$311.9
October 6, 2025 - November 2, 2025	201,783	$34.83	201,783	$304.9
Total	1,472,978		1,472,978
(1) The purchased shares consisted of 1,472,978 shares of Class A common stock repurchased pursuant to the Repurchase Program.
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

Item 5. Other Information

Rule 10b5-1 Plan Elections

On September 23, 2025, Satish Mehta, the Company’s Chief Technology Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on December 31, 2026, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 139,333 shares.

During the thirteen weeks ended November 2, 2025, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

CHEWY, INC.

Date:	December 10, 2025	By:	/s/ William Billings
William Billings
Chief Accounting Officer
(Interim Principal Financial Officer and Principal Accounting Officer)