Form 10-K
period 2026-02-01
Chewy, Inc.
filed 2026-03-25
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2026
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of August 1, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price of $35.91 per share as reported on the New York Stock Exchange on August 1, 2025 was approximately $8.0 billion.

Class	Outstanding as of March 18, 2026
Class A Common Stock, $0.01 par value per share	240,198,735
Class B Common Stock, $0.01 par value per share	176,478,229

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended February 1, 2026.

CHEWY, INC.
FORM 10-K
For the Fiscal Year Ended February 1, 2026

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

Our mission is to be the most trusted and convenient destination for pet parents and partners everywhere. We believe that we are the preeminent online source for pet products, supplies and prescriptions as a result of our broad selection of high-quality products and services, which we offer at competitive prices and deliver with an exceptional level of care and a personal touch to build brand loyalty and drive repeat purchasing. We seek to continually develop innovative ways for our customers to engage with us, as our websites and mobile applications allow our pet parents to manage their pets’ health, wellness, and merchandise needs, while enabling them to conveniently shop for our products. We partner with approximately 4,000 of the best and most trusted brands in the pet industry, and we create and offer our own private brands. Through our websites and mobile applications, we offer our customers approximately 190,000 products and services offerings, to bring what we believe is a high-bar, customer-centric experience to our customers. By leveraging our extensive supply chain infrastructure consisting of fulfillment centers located in the U.S. and Canada, we are typically able to offer our products in a localized manner with the capability to serve over 80% of the U.S. population overnight and almost 100% in two days.

Our Industry

We operate in the large and growing pet industry, which consists of pet food and treats, pet supplies and pet medications, other pet-health products, and pet services.

“Pet humanization” and premiumization driving higher spending per pet

Pet parents increasingly view pets as part of the family and are willing to spend more on higher-quality goods and services for those family members. According to research conducted by Packaged Facts, 93% of pet owners in the U.S. consider their pets to be a part of their family. Additionally, 86% of pet owners agree with the statement that pets are central to their home life, and 74% would go as far as to say they consider themselves a “pet parent.” Furthermore, according to Packaged Facts, three-quarters of pet parents look for products to improve their pet’s health and wellness.

Historical and projected growth in pet spending

According to Packaged Facts, spending in the U.S. pet market has grown from $98 billion in 2019 to an estimated $157 billion in 2025, or at an 8.1% compounded annual growth rate (“CAGR”) over that time. Packaged Facts projects the U.S. pet market to grow at an estimated CAGR of approximately 4% from 2025 through 2029.

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

Rapid shift to online shopping, with significant remaining opportunity

The pet industry, like many other industries in the U.S., continues to shift from in-store to online purchases as internet shopping continues to take market share from brick-and-mortar retail. Packaged Facts reports that online shopping grew from 24% of U.S. retail pet product sales in 2019 to an estimated 41% in 2025 with over $41 billion of pet food and treats sold online. This represents a 20% CAGR for online pet retail over that time frame.

According to Packaged Facts, 61% of pet product shoppers surveyed in January 2025 had purchased pet products through a website in the last 12 months, and 38% through a smartphone application. We believe consumers will continue to value the convenience of online shopping, including home delivery and subscription-based purchasing, as part of their broader purchasing behavior.

Growing trend of subscription-based purchasing

Additionally, according to a Packaged Facts survey conducted in January 2025, among those who buy pet products online, 49% have used an Autoship/subscription purchasing program within the last 12 months for pet-related products. According to Packaged Facts, 31% of pet parents surveyed in January 2025 used subscription-based purchasing for pet food, including treats and chews, in the prior 12 months. We believe that the trend of subscription-based purchasing behavior within the broader trend towards online shopping supports higher levels of customer retention and revenue visibility.

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

•We offer a wide assortment of pet products and services across health and retail categories—and we continue to grow that assortment—which we offer at competitive prices. We carry approximately 4,000 carefully selected brands and approximately 190,000 products and service offerings, representing many of the best and most popular products, and we regularly add new products as we strive to offer everything that pet parents may need or want for their pets. In addition, we offer a wide range of free educational media (such as blogs, videos, and tutorials on our website, Chewy.com/education and pet health focused content on our website, PetMD.com) to enhance our product offerings and the buying experience, helping pet parents choose the right product for their pet or find answers to commonly asked questions specific to their type of pet. Additionally, we offer a wide range of pet health related products and services and operate the #1 pet pharmacy in America. In 2020, we launched medication compounding capabilities within our Chewy Pharmacy business and launched our telehealth service called “Connect with a Vet.” In 2021, we expanded access to “Connect with a Vet” to all Chewy customers, with access remaining free of charge for our Autoship customers and in 2022, we further expanded this access to all registered Chewy customers. In 2022, we also launched CarePlus, our product suite of Insurance and Wellness plans offering comprehensive coverage options across varying price points. In 2023, we expanded our CarePlus suite of offerings, allowing us to meet the needs of a broader range of pet parents and increase access to affordable and high-quality pet healthcare offerings. In 2024, we opened and operated eight veterinary clinics under the brand name “Chewy Vet Care,” offering pet health services including routine appointments, urgent care and surgery. Chewy Vet Care practices are powered by our own custom-built technology platform offering a seamless and efficient experience for pet parents and vet care providers alike. In 2025, we continued to expand our Chewy Vet Care practices, bringing the total number of clinics to 18.

•Our highly efficient and effective distribution network provides exceptional delivery with ongoing cost advantages and superior customer service. The strategic placement of our fulfillment centers across the U.S. provides us with the capability to cost-efficiently ship to over 80% of the U.S. population overnight and almost 100% in two days. The high volume of our sales, high participation rate in our Autoship subscription program, and relatively low seasonality of our business allow us to optimize asset utilization across our network and lower our fixed and variable cost per unit and our inventory levels. Additionally, our investments in automation and artificial intelligence (“AI”) technologies within our fulfillment centers drive efficiency across our distribution network.

•We deploy capital efficiently. We allocate capital with a focus on supporting long-term growth, maintaining financial flexibility, and improving operating performance. Cash flow generated from operations provides the primary source of funding for investments in customer acquisition, platform capabilities, and strategic initiatives. We expect to continue investing in areas such as the expansion of Chewy’s health products and services, our technology infrastructure, product development, marketing, customer support, and supply chain capabilities. These investments are evaluated based on their expected contribution to growth, margin expansion, and sustainable cash flow generation, while maintaining appropriate liquidity to support working capital requirements and other corporate purposes.

•Our technology platform is scalable. Our advanced technology platform was developed to enable us to grow our sales volume and increase the number of active customers while reducing marginal transaction and operational costs. Given the significant fixed-cost component of our technology platform, we expect that our cost per transaction will continue to decrease as our sales volume grows. The scalability and integrated nature of our technology platform also allow us to run our operations in a cost-efficient manner by decreasing the number of our operational personnel and automating many of our planning and fulfillment processes. For example, we have significantly improved our processes for picking and packing orders through better forecasting, inventory placement, and optimal labor planning, as well as investing in automated fulfillment processes. Our customer service model, while “high touch,” provides our CSRs with up-to-date customer data to optimize their productivity. As our net sales grow, we expect to achieve greater leverage of certain fixed costs within our technology and operating infrastructure. Our scalable technology platform supports initiatives such as PracticeHub, launched in 2021, which enables veterinarians to integrate their existing practice management software with our fulfillment and customer service capabilities. In addition, our sponsored ads offering has expanded since its initial beta launch in 2022 into a broader suite of advertising solutions for vendor partners. We believe these capabilities enhance customer engagement, support vendor participation on our platform, and contribute to operating efficiency over time.

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

•Continue to grow our private brands. In 2016, we launched our first hardgoods private brand, Frisco, followed by the launch of two consumables private brands, American Journey and Tylee’s. Millions of customers have tried and reordered at least one of our private brands over the years. Our goal is to provide value to our customers by offering private brands with compelling quality and pricing. In 2022, we launched Vibeful, our first private brand in the pet wellness category, featuring products ranging from multivitamins to hip and joint supplements. In 2025, we launched Get Real, a Chewy-exclusive private brand of healthy, fresh, and minimally-processed dog food. We believe there is significant room to grow our private brands through continued growth of our current brands and bringing other Chewy branded product innovation to market.

•Expand further into pet healthcare. We provide customers with a broad and comprehensive selection of over-the-counter and veterinarian diet offerings and Chewy Pharmacy products for their prescription and special diet needs. In recent years, we have expanded our products and services to advance our mission to be the most trusted resource for pet parents and veterinarians alike, and to make pet healthcare more affordable and accessible to pet parents. We believe that we share a common goal of pet health and wellness with the veterinarian community, and we will continue to utilize our strengths to enhance partnerships with customers and veterinarians alike. In 2020, we launched “Connect with a Vet,” an industry-leading telehealth service that allows pet parents to connect directly with licensed veterinarians or veterinary technicians for pet care. We expanded paid access for this service to all customers with complimentary access for our Autoship customers in 2021, and in 2022 we expanded complimentary access for this service to all registered customers. In 2020, we also offered customers the ability to order compounding medications in the form of customized, pharmaceutical grade, prescription medications that meet their pets’ unique needs through our own Chewy Pharmacy. Today, Chewy operates the #1 pet pharmacy in America. In 2021, we launched PracticeHub, a complete e-commerce solution for veterinarians that can integrate with their existing management software, manage preapproved prescriptions, and enable practices to earn revenue with Chewy while we handle inventory, fulfillment, shipping, and customer service. As of February 1, 2026, we have approximately 20,000 veterinary practices enrolled in the platform, representing an estimated 50% of all U.S. vet clinics. In 2022, we launched and expanded the CarePlus product suite of Insurance and Wellness plans to provide diversified offerings across price points and coverage options. In 2023, we expanded our CarePlus offering, allowing us to meet the needs of a broader range of pet parents. In 2022, we also completed our acquisition of Petabyte Technology Inc. (“Petabyte”), a provider of veterinary cloud-based technology solutions. In 2024, we opened and operated eight veterinary clinics under the brand name “Chewy Vet Care,” offering pet health services including routine appointments, urgent care and surgery. Chewy Vet Care practices are powered by our customized technology platform offering a seamless and efficient experience for pet parents and vet care providers alike. In 2025, we continued to expand our Chewy Vet Care practices with the opening of 10 additional locations, bringing the total number of clinics to 18.

•Expand into new markets. In 2023, we launched Chewy Canada, bringing Chewy’s compelling value proposition to millions of pet parents in Canada. Canada has a large and growing pet market, with a October 2025 Packaged Facts report estimating that approximately 62% of Canadian households have pets. Our goal is to provide all pet parents with the same convenient delivery experience, broad assortment, and high-quality service that our U.S. customers enjoy. We believe Chewy’s value proposition and business model can extend beyond North America and believe there is an opportunity to expand into additional international markets in the future. We expect to remain highly thoughtful, deliberate and ROI-focused as we evaluate expansion into additional international markets.

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

Trademarks and Intellectual Property

Our rights in our intellectual property, including trademarks, patents, trade secrets, copyrights and domain names, as well as contractual provisions and restrictions on use of our intellectual property, are important to our business. For example, our trademark rights assist in our marketing efforts to develop brand recognition and differentiate our brands from our competitors. We own a number of trademark registrations and applications in the U.S. and in foreign jurisdictions. These trademarks include, among others, “American Journey,” “Blue Box Event,” “CarePlus,” “Chewy,” “Chewy.com,” “Chewy Vet Care,” “Dr. Lyon’s,” “Frisco,” “Get Real,” “Goody Box,” “Onguard,” “PetMD,” “PracticeHub,” “Tiny Tiger,” “True Acre Farms,” “Tylee’s,” “Vibeful,” and “The Zoo.” The current registrations of the trademarks that are registered are effective for varying periods of time and may be renewed periodically, provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademarks in connection with similar goods and services. We expect to pursue additional trademark registrations to the extent we believe they would be beneficial to protecting our rights.

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

Seasonality

Seasonality in our business does not follow that of traditional retailers, such as typically high concentration of revenue in the holiday quarter. Our net sales reflect consistent customer purchasing behavior between quarters. We recognized approximately 25%, 24%, 25% and 26% of our annual net sales during the first, second, third, and fourth quarters of fiscal year 2025, respectively.

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

We employed approximately 18,000 full-time and part-time employees as of February 1, 2026 and engage staffing agencies to supplement our workforce. As of March 18, 2026, none of our employees were represented by a labor union or covered by a collective bargaining agreement. We provide our employees with support resources and programs that advance employee engagement, communication, and feedback, such as periodic surveys, which we use to assess and improve our practices and policies. We also invest in the education, training, and development of employees by providing learning opportunities through various courses and programs and our internal custom learning platform, Chewy University.

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

Community Involvement. Our Chewy Gives Back team works tirelessly at continuing our philanthropic mission of supporting animal shelters and rescues everywhere. During fiscal year 2025, we donated $47 million in products and supplies to animal shelters and rescues, including donations made through our annual Chewy Claus holiday campaign.

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
•Our continued success is in part dependent on positive perceptions of the Company.
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
•Risks associated with our suppliers and our outsourcing partners, some of which are located outside of the United States (“U.S.”), could materially and adversely affect our business, financial condition and results of operations.
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

Our ability to improve margins and maintain profitability will also depend on the factors described above. We cannot provide assurance that we will be able to successfully manage any of the foregoing challenges to our future growth. Any of these factors and others not listed could cause our net sales growth to remain flat or decline and may adversely affect our margins and profitability. We have also benefited from increasing pet ownership and discretionary spending on pets. To the extent these trends slow or reverse, our net sales, margins and profitability could be adversely affected. Failure to continue our net sales growth or improve margins could have a material adverse effect on our business, financial condition and results of operations. You should not rely on our historical rate of net sales growth as an indication of our future performance.

Business disruptions and responsive actions may adversely affect our business operations, financial performance, liquidity and cash flow for an unknown period of time.

Our operations and supply chain could be disrupted by natural or man-made disasters including severe weather, hurricanes, earthquakes, floods, fires, power or water shortages, telecommunications failures, materials scarcity and price volatility, terrorism, civil unrest, conflicts or wars, government shutdowns, and health epidemics or pandemics.

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

We also use paid and non-paid advertising. Our paid advertising includes search engine marketing, direct mail, display, television, radio and magazine advertising, paid social media and product placement. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We have relied on and may continue relying on search engines to drive a significant amount of traffic to our websites. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our websites to place lower in search query results. If there are changes in the usage and functioning of search engines or decreases in consumer use of search engines, for example, as a result of the continued development of AI technologies, this could negatively impact our websites.

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

The growth of our business depends on our ability to accurately predict and timely respond to consumer trends, and meet the requirements of our customers, by successfully introducing new products and services, improving and repositioning our existing products and services and expanding into new offerings. The development and introduction of innovative new products and services and expansion into new offerings involves considerable costs. In addition, it may be difficult to establish new supplier or partner relationships and determine appropriate product selection when developing a new product, service or offering. Any new product, service or offering may not generate sufficient customer interest and sales to become profitable or to cover the costs of its development and promotion and may reduce our operating income. In addition, any such unsuccessful effort may adversely affect our brand and reputation. If we are unable to anticipate, identify, develop or market products, services or new offerings that respond to changes in consumer requirements and preferences, or if our new product or service introductions, repositioned products or services, or new offerings fail to gain consumer acceptance, we may be unable to grow our business as anticipated, our sales may decline and our margins and profitability may decline or not improve. As a result, our business, financial condition and results of operations may be materially and adversely affected.

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

Our continued success is in part dependent on positive perceptions of the Company.

We believe that one of the reasons our customers prefer to shop at Chewy is the reputation we have built for providing an exceptional customer experience. To be successful in the future, we must continue to preserve, grow and leverage the value of our reputation and our brand. Reputational value is based in large part on perceptions of subjective qualities, and even isolated incidents may erode trust and confidence and have adverse effects on our business and financial results, particularly if they result in adverse publicity or widespread reaction on social media, governmental investigations, or litigation. Our brand could be adversely affected if our public image or reputation were to be tarnished by negative publicity. Failure to comply or accusations of failure to comply with ethical, social, product, labor, data privacy, and environmental standards could also jeopardize our reputation and potentially lead to various adverse consumer actions. Any of these events could adversely affect our business. Additionally, there is an increasing focus from some regulators, investors, and other stakeholders on corporate responsibility and sustainability matters. To the extent our products and services create concerns related to these matters, our reputation may be harmed.

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

If we are unable to attract and retain suppliers, we may be unable to maintain or expand our supplier network, which would negatively impact our business.

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

If any of our significant pet product suppliers discontinue selling to us at any time or discontinue offering us any preferential pricing or exclusive incentives, we could experience a negative impact on our business, financial condition and results of operations. In addition, in our experience, it can be challenging to persuade pet food buyers to switch to a different product, which could make it difficult to retain certain customers if we lose a pet food supplier, thereby exacerbating the negative impact of such loss on our business, financial condition and results of operations.

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

Most of the premium pet food brands that we purchase are not widely carried in supermarkets, warehouse clubs or mass merchants. If any premium pet food manufacturers were to make premium pet food products more widely available in supermarkets or through mass merchants, or if the premium brands currently available to supermarkets and mass merchants were to increase their market share at the expense of the premium brands sold only through specialty pet food and supplies retailers, our ability to attract and retain customers and our competitive position may suffer. Furthermore, if supermarkets, warehouse clubs or mass merchants begin offering any of these premium pet food brands at lower prices, our sales and gross margin could be adversely affected.

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

We have relied on and, will continue to rely on, third-party national, regional and local logistics providers to ship and deliver our products. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to customers, it could negatively impact our results of operations and our customers’ experience. In addition, our ability to receive inbound inventory efficiently and ship merchandise to customers may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism or other events, such as labor disputes, financial difficulties, volatility in the prices of fuel, gasoline and commodities such as paper and packing supplies, system failures and other disruptions to the operations of the shipping companies on which we rely. We are also subject to risks of damage or loss during delivery by our shipping vendors. If the products ordered by our customers are not delivered in a timely fashion or are damaged or lost during the delivery process, our customers could become dissatisfied and cease buying our products, which would adversely affect our business, financial condition and results of operations. Further, due to conditions beyond our control, we have experienced, and may continue to experience, disruptions and delays in national, regional and local shipping, which may negatively impact our customers’ experience and our results of operations. These conditions may disrupt our suppliers and logistics providers and other third-party delivery agents, as their workers may be unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures, labor disputes, and increased border controls and closures, among other things. We have incurred and may continue to incur higher shipping costs due to various surcharges by third-party delivery agents. If we are unable to recover these additional costs, our margins and profitability may be adversely affected.

If we do not successfully optimize, operate, and manage the expansion of the capacity of our fulfillment centers, our business, financial condition and results of operations could be harmed.

If we do not optimize and operate our fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm to our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience problems fulfilling orders in a timely manner, including as a result of unforeseen disruptions, our customers may experience delays in receiving their purchases, which could harm our reputation, our relationship with our customers and our results of operations. In addition, we have had to, and may again have to, pause operations at a fulfillment center, which resulted in, and could again result in, delayed or canceled orders. These actions or other actions that we may take in response to unforeseen circumstances that have the effect of delaying or canceling orders could negatively impact our customers’ experience and our ability to maintain, protect or enhance our brand. We have also experienced, and may continue to experience, disruptions to our supply chain operations and labor workforce availability due to factors beyond our control. If we are unable to successfully optimize our fulfillment centers or manage inventory effectively, it could increase costs and adversely affect our business.

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

We have added and may continue to add additional fulfillment center capacity as our business continues to grow and our offerings expand. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms, nor can we assure you that we will be able to recruit qualified managerial and operational personnel to support our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations, recruit qualified personnel to support any such facilities, or effectively control expansion-related expenses, our business, financial condition and results of operations could be materially and adversely affected. There is no guarantee that any new fulfillment center will achieve our desired level of efficiency in a reasonable amount of time, or at all. If we grow faster than we anticipate, we may exceed our fulfillment center capacity sooner than we anticipate, we may experience problems fulfilling orders in a timely manner or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we would need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate.

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

We expect AI technologies to become increasingly important to e-commerce businesses. As our competitors develop and expand their strategic use of AI, our operations and profitability could be adversely impacted if we fail to utilize those technologies. We continually consider whether to upgrade existing technologies (including AI) and business applications and we may be required to implement new technologies in the future. The implementation of upgrades and changes may require significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, we could lose customers and fail to attract new customers. As a result, our customer growth could be harmed and our business, financial condition and results of operations may be materially and adversely affected.

We are subject to risks related to online payment methods.

We currently accept payments using a variety of methods, including credit card, debit card, PayPal, Apple Pay, BNPL, and gift cards and may offer new payment options over time. These payment options subject us to additional regulations and compliance requirements and may also increase our exposure to fraud, criminal activity and other risks. For certain payment methods, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Failure to comply with PCI DSS or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.

Furthermore, as our business changes, we may be subject to different rules under existing standards, which may require new assessments that involve additional costs for compliance. In the future, as we offer new payment options to consumers, including by way of integrating emerging mobile and other payment methods, we may be subject to additional regulations, compliance requirements and the potential for fraud. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and results of operations could be materially and adversely affected. In addition, the laws relating to gift card breakage and unclaimed property are complex and vary by state. If one or more states change their laws or successfully challenge our interpretation or application of these laws to our gift cards, or if our assumptions regarding breakage or unclaimed property obligations prove incorrect, our liabilities associated with unredeemed gift cards could increase, which could adversely affect our financial condition and results of operations.

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

The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, ransomware attack, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our websites and mobile applications. Cloud computing, in particular, is dependent upon having access to an Internet connection in order to retrieve data. If a natural disaster, pandemic, blackout or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations. While we have business continuity arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our business continuity and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition and results of operations may be materially and adversely affected.

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

As a result of our services being primarily web-based, we collect, process, transmit and store large amounts of data about our customers, employees, suppliers and others, including credit card information (which we don’t store) and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers for a variety of reasons, including storing, processing and transmitting proprietary, personal and confidential information on our behalf. While we rely on tokenization solutions licensed from third-parties in an effort to securely transmit confidential and sensitive information, including credit card numbers, advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of these solutions to protect confidential and sensitive information from being breached or compromised. Similarly, our security measures and those of our third-party service providers may not detect or prevent all attempts to hack our systems or those of our third-party service providers. DDoS attacks, viruses, malicious software, break-ins, phishing attacks, ransomware, social engineering, cyber-attacks, security breaches or other cybersecurity incidents and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems, may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. The integration of AI technologies into our operations could also increase cybersecurity and privacy risks and could lead to potential unauthorized access, misuse, acquisition, release, disclosure, alteration or destruction of company or customer data or other confidential or proprietary information. Further, threat actors may leverage AI technologies to launch more sophisticated, automated, targeted and coordinated attacks that are more difficult to detect. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, cybersecurity incidents can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or any cybersecurity incident could result in unauthorized access to our websites, networks and systems; unauthorized access to and misappropriation of consumer and/or employee information, including personally identifiable information, or other sensitive, confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our websites, networks or systems; deletion or modification of content or the display of unauthorized content on our websites; interruption, disruption or malfunction of operations; costs relating to cybersecurity incident remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these cybersecurity incidents occur, or there is a public perception that we, or our third-party service providers, have suffered such a breach, our reputation and brand could also be damaged and we could be required to expend significant capital and other resources to alleviate problems caused by such cybersecurity incidents. As a consequence, our business could be materially and adversely affected and we could also be exposed to litigation and regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password could access the customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and results of operations. These risks have become more pronounced since governmental authorities throughout the U.S. and around the world are devoting more attention to data privacy and security issues.

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

In addition, continued and ongoing international conflicts have led to disruption, instability and volatility in the global markets and industries that could negatively impact our operations. For example, while we do not have direct operations within Russia or Ukraine, the conflict involving these nations could adversely affect our business, supply chain and partners. Similarly, while we also do not have direct operations in the Middle East, tensions in the region may disrupt global markets and impact our business, supply chain and customers. The impact of these global events on our longer-term operational and financial performance will depend on future developments, our response and governmental response to inflation and the duration and severity of such conflicts.

Moreover, there is uncertainty regarding the future of international trade agreements and the U.S.’ position on international trade. For example, the current U.S. administration has announced, and may in the future announce, plans to implement or increase tariffs on imports from other countries. The U.S. federal government may also withdraw from or materially modify international trade agreements. While we are unable to predict the extent of changes the current administration may bring to the U.S. government’s trade policy, such changes may cause us to amend our supply chain strategies or adversely impact our own costs.

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

Governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. The U.S. government and various state governments have enacted, have considered or are considering enacting, legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially and adversely affect our business, financial condition and results of operations.

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

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel. In addition, our future success depends on our continuing ability to attract, develop, motivate and retain highly-qualified and skilled employees. The market for such positions has been and may continue to be highly competitive and we may incur significant costs to attract and retain qualified individuals. In addition, the loss of any of our senior management or other key employees or our inability to recruit and develop mid-level managers could materially and adversely affect our ability to execute our business plan and we may be unable to find adequate replacements. All of our employees, including our senior executives, may choose to terminate their employment relationship with us at any time, and their knowledge of our business and industry would be difficult to replace. If we fail to retain talented senior management and other key personnel, or if we do not succeed in attracting highly-qualified employees or motivating and retaining existing employees, our business, financial condition and results of operations may be materially and adversely affected.

We compete with other companies for employees, some of whom are larger than us and have access to greater capital resources than we do. In addition, these efforts may be made more difficult by legal and regulatory developments in the U.S. relating to immigration. If we are unable to successfully recruit and retain personnel, we may face labor shortages or be forced to increase wages and enhance benefits for such personnel, which may have an adverse effect on our results of operations.

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

Our results of operations are sensitive to changes in certain macroeconomic conditions that impact the pet market, which could adversely impact our business, financial condition and results of operations. Factors such as inflation, tariffs and rising interest rates have affected us and can adversely affect us by increasing costs of materials and labor. In a highly inflationary environment, we may be unable to raise the price of our products and services at or above the rate of inflation, which could reduce our profitability. In addition, our costs of capital, labor and materials can materially increase, which could have an adverse impact on our business, financial condition and results of operations. Deflation could cause an overall decrease in spending and borrowing capacity, which could lead to deterioration in economic conditions and employment levels. Deflation could also cause the value of our inventories to decline. Other uncertainties in economic conditions that impact the pet products market and its participants, such as our vendors, suppliers, and investors, may also adversely affect our business, financial condition and results of operations.

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
•regulatory challenges from antitrust or other regulatory authorities that may be lengthy and/or costly and ultimately block, delay or impose conditions on the completion of transactions or the integration of acquired businesses;
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

We have expanded our business into new markets and into new product and service categories and we may continue such expansion. As a new entrant, we face many competitive challenges including competing successfully with incumbent providers who may have longer operating histories, large customer bases, high brand recognition and greater financial, technical, marketing and other resources than we do. To compete effectively, we have invested and may need to invest additional resources to create brand awareness and build our reputation in these markets and categories, and our efforts at building, maintaining and enhancing our reputation could fail. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, financial condition and results of operations. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, financial condition and results of operations could be materially adversely affected.

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

Our strategy may include the continued expansion of our operations to international markets. Although some of our executive officers have experience in international business from prior positions, we have minimal experience with operations outside the U.S. and Canada. Our ability to successfully execute this strategy is affected by many of the same operational risks we face in expanding our operations. In addition, our international expansion may be adversely affected by: our ability to identify and gain access to local suppliers; our ability to staff, develop, and manage foreign operations as a result of distance, language, and cultural differences; our ability to obtain and protect relevant trademarks, domain names, and other intellectual property; and local laws and customs, legal and regulatory constraints, political and economic conditions and currency regulations of the countries or regions in which we operate or intend to operate in the future, including limitations on the repatriation and investment of funds and foreign currency exchange restrictions. Risks inherent in expanding our operations internationally also include, among others, the costs and difficulties of managing international operations, adverse tax consequences, domestic and international tariffs and other barriers to trade. Further, the extent and impact of any sanctions imposed in connection with the ongoing conflicts between Russia and Ukraine and in the Middle East, or other geopolitical events, may cause additional financial market volatility and impact the global economy and also impact our strategy of expansion into international markets.

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

The stock market has previously experienced and may again experience extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition and results of operations.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

Since our dual class capital structure limits the voting power of our publicly held shares of Class A common stock, we are currently ineligible for inclusion in all FTSE Russell indices, such as the Russell 2000. As a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach as FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

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

As of March 18, 2026, the BCP Stockholder Parties beneficially owned more than 40% of our outstanding shares of common stock and, together with its affiliates, exercised control over more than 80% of the voting power of our outstanding common stock. So long as the BCP Stockholder Parties remain our controlling stockholder they will be able to control, directly or indirectly, and subject to applicable law, all matters affecting us, including:
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

As of March 18, 2026, the BCP Stockholder Parties control a majority of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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

The Director of Information Security (the “CISO”) leads our information security organization and is responsible for managing our information security program. Our CISO brings more than 15 years of experience in cybersecurity leadership, including directing enterprise security programs and driving risk management strategies prior to joining Chewy. The information security team supporting our program hold deep expertise and relevant educational, industry, and professional credentials that align with our mission to protect Chewy’s technology, data, and customers. Our information security team provides regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings.

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

Item 2. Properties

We lease properties across North America to support our operations. Our corporate offices include our co-headquarters in Plantation, Florida and Boston, Massachusetts. Our fulfillment centers receive products from vendors, ship products to customers, and receive and process returns from customers, while our customer service centers respond to customer inquiries. Our veterinary clinics provide pet health services including routine appointments, urgent care, and surgery. We believe that our properties have been adequately maintained, are in good condition, and are generally suitable and adequate to support our operations. The following table sets forth the category, number of locations, and size of our material properties as of March 18, 2026:

Category	Number of Locations [1]	Square Footage (in thousands)
Fulfillment centers	17	9,866
Corporate offices	5	434
Customer service centers	3	183
Veterinary clinics	25	84
[1] Includes locations for which the Company has the right to control the use of the property but operations have not yet commenced

Item 3. Legal Proceedings

Information concerning legal proceedings is provided in Item 8 of Part II, “Financial Statements and Supplementary Data – Note 6 – Commitments and Contingencies – Legal Matters” and is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers
The following information relates to our executive officers:

Name	Age	Position
Sumit Singh	46	Chief Executive Officer and Director
Christopher S. Deppe	47	Chief Financial Officer
Da-Wai Hu	51	General Counsel & Secretary

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

Christopher S. Deppe

Mr. Deppe has served as our Chief Financial Officer since February 2026. He also served as our Vice President of Finance from August 2022 to January 2026. Prior to joining Chewy, Mr. Deppe served as Director of Finance at Amazon from October 2015 to April 2022 and held additional finance and operations leadership roles at Amazon from 2005 to 2015. From 2001 to 2005, Mr. Deppe served as Operations Manager at Intel Corporation, a global technology company. Mr. Deppe holds a Bachelor of Science degree in Chemical Engineering from Colorado State University, as well as a Master of Business Administration and a Master of Science in Finance from the Kelley School of Business at Indiana University.

Da-Wai Hu

Mr. Hu has served as our General Counsel & Secretary since December 2023. Prior to joining Chewy, Mr. Hu served as General Counsel of Checkout Payments Group Limited, a privately held global payments technology company from May 2022 to December 2023. From January 2012 to May 2022, Mr. Hu served in various positions at Amazon, including Vice President and Associate General Counsel, where he led teams supporting Amazon’s international and cross-border consumer businesses. Mr. Hu previously practiced corporate law in mergers and acquisitions at Sullivan & Cromwell LLP from September 2002 to January 2010 and at Paul, Weiss, Rifkind, Wharton & Garrison LLP from February 2010 to January 2012. Mr. Hu served as a law clerk to Judge Ralph K. Winter of the U.S. Court of Appeals for the Second Circuit from July 2001 to August 2002 and to Judge Morris Sheppard Arnold of the U.S. Court of Appeals for the Eighth Circuit from August 2000 to July 2001. Mr. Hu holds an undergraduate degree from Northwestern University and a Juris Doctor degree from The University of Chicago Law School.

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

Holders of Common Stock

As of the close of business on March 18, 2026, there were 228 stockholders of record of our Class A common stock and 2 stockholders of our Class B common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the thirteen weeks ended February 1, 2026.

Issuer Purchases of Equity Securities

The following table presents information with respect to shares of Class A common stock repurchased by Chewy, Inc. during the thirteen weeks ended February 1, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions) (3)(4)
November 3, 2025 - November 30, 2025	—	$—	—	$304.9
December 1, 2025 - January 4, 2026	906,092	$33.06	906,092	$274.9
January 5, 2026 - February 1, 2026	780,077	$32.07	780,077	$249.9
Total	1,686,169		1,686,169
(1) The purchased shares consisted of 1,686,169 shares of Class A common stock repurchased pursuant to the Repurchase Program.
(2) Average price paid per share under the Repurchase Program excludes the cost of commissions and excise taxes associated with the repurchases.
(3) On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s common stock pursuant to the Repurchase Program. The Repurchase Program has no expiration date and may be modified, suspended or terminated at any time. Refer to Note 9 - Stockholders’ Equity (Deficit) in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

(4) Approximate dollar value of shares that may yet be purchased under the Repurchase Program excludes the cost of commissions and excise taxes associated with the repurchases.

Restricted Stock Unit Share Withholding

We withhold shares of our Class A common stock associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units and performance-based restricted stock units awards under our employee equity incentive program. During Fiscal Year 2025, we withheld approximately 0.9 million shares for a total value of $28.1 million through net share settlements. Refer to Note 11 in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report for further discussion regarding our equity incentive plans.

Cumulative Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Chewy, Inc. under the Securities Act or the Exchange Act.

The following graph compares the cumulative total return to stockholders of our Class A common stock relative to the cumulative total returns of the S&P 500 Index and DJ Internet Commerce Index. An investment of $100 is assumed to have been made in our Class A common stock and in the indices on February 2, 2020 and their relative performance is tracked through February 1, 2026. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
for Chewy Inc., the S&P 500 Index,
and the DJ Internet Commerce Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
Feb 20
Apr 20
Jul 20
Oct 20
Jan 21
Mar 21
Jun 21
Sep 21
Dec 21
Feb 22
May 22
Aug 22
Nov 22
Jan 23
Apr 23
Jul 23
Oct 23
Jan 24
Mar 24
Jun 24
Sep 24
Dec 24
Feb 25
May 25
Aug 25
Nov 25
Jan 26
Chewy, Inc.
S&P 500 Index
DJ Internet Commerce Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K for fiscal year 2025 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-K Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Overview

We are the largest pet e-tailer in the United States, offering virtually every product a pet needs. We launched Chewy in 2011 to bring the best of the neighborhood pet store shopping experience to a larger audience, enhanced by the depth and wide selection of products and services, as well as the around-the-clock convenience, that only e-commerce can offer. We believe that we are the preeminent destination for pet parents as a result of our broad selection of high-quality products and expanded menu of service offerings, which we offer at great prices and deliver with an exceptional level of care and a personal touch. We are the trusted source for pet parents and partners and continually develop innovative ways for our customers to engage with us. We partner with approximately 4,000 of the best and most trusted brands in the pet industry, and we create and offer our own outstanding private brands. Through our websites and mobile applications, we offer our customers approximately 190,000 products, compelling merchandising, an easy and enjoyable shopping experience, and exceptional customer service.

Macroeconomic Considerations

Macroeconomic conditions, including inflationary pressures, elevated interest rates, and broader economic uncertainty, have influenced consumer spending patterns and may continue to affect demand across our categories. We monitor these conditions closely and adjust elements of our logistics, transportation, supply chain, and merchandising strategies as appropriate. Changes in consumer behavior may impact product mix, purchasing frequency, and promotional intensity, and we manage our operations with a focus on maintaining value, service levels, and operational discipline in varying economic environments.

We are unable to predict the duration and ultimate impact of evolving macroeconomic conditions on the broader economy or our operations and liquidity. As such, macroeconomic risks and uncertainties remain. Please refer to the “Cautionary Note Regarding Forward-Looking Statements” and the section titled “Risk Factors” in Item 1A of this 10-K Report.

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2025 fiscal year ended February 1, 2026 and included 52 weeks (“Fiscal Year 2025”). Our 2024 fiscal year ended February 2, 2025 and included 53 weeks (“Fiscal Year 2024”). Our 2023 fiscal year ended January 28, 2024 and included 52 weeks (“Fiscal Year 2023”).

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

Components of Results of Consolidated Operations

Net Sales

We derive net sales primarily from sales of both third-party brand and private brand pet food, pet products, pet health and specialty products, and related shipping fees. Consumable products include retail pet food and veterinary diet products. Hard goods products include non-perishable pet supplies. Pet health and specialty products include prescription medications, non-prescription pet health care products and certain specialty animal products for categories such as equine, birds, fish, and other non-traditional pets. Other net sales include private brand sales and certain pet-related services including telehealth services, pet insurance-related offerings, loyalty program memberships, and veterinary clinic services. Revenues from these service-based offerings are not a significant component of net sales and are managed as part of the Company’s integrated platform rather than as standalone service offerings.

Sales of third-party brand and private brand pet food, pet products, pet health and specialty products, and shipping revenues are recorded when products are shipped, net of promotional discounts and refunds and allowances. Taxes collected from customers are excluded from net sales. Net sales is primarily driven by growth of new customers and active customers, and the frequency with which customers purchase and subscribe to our Autoship subscription program.

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

Interest and Other Income (Expense), net

We generate interest income from our cash and cash equivalents and marketable securities. We incur interest expense in relation to our borrowing facilities, finance leases, and unrecognized tax benefits.

Our other income (expense), net consists of changes in the fair value of equity warrants, equity investments, tax indemnification receivables, foreign currency transaction gains and losses, and allowances for credit losses on marketable securities.

Income Tax Provision (Benefit)

Income tax provision (benefit) consists of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, deductions, and the valuation allowance against deferred tax assets, as applicable.

Non-GAAP Financial Measures

To supplement our GAAP results, we present certain non-GAAP financial measures that management uses to evaluate operating performance, assess liquidity, and inform capital allocation decisions. These measures include Adjusted EBITDA and Adjusted EBITDA margin, Adjusted net income and Adjusted earnings per share, and Free cash flow.

Adjusted EBITDA excludes depreciation and amortization, share-based compensation and related taxes, income tax provision (benefit), interest income (expense), transaction-related costs, changes in the fair value of equity warrants, severance and exit costs, and other items not considered indicative of our core operations. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of net sales.

Adjusted net income and Adjusted earnings per share exclude certain non-cash and non-recurring items, including share-based compensation and related taxes, releases of valuation allowances associated with deferred tax assets, changes in the fair value of equity warrants, and severance and exit costs.

Free cash flow represents net cash provided by operating activities less capital expenditures.

We believe these measures provide additional insight into the underlying trends in our business and facilitate comparisons across reporting periods. Reconciliations to the most directly comparable GAAP measures are provided below.

These non-GAAP measures have limitations and should not be considered in isolation or as a substitute for GAAP results. For example, Adjusted EBITDA does not reflect capital expenditures, working capital requirements, interest income (expense), income taxes, or share-based compensation, which remains a recurring component of our compensation structure. In addition, other companies may calculate non-GAAP measures differently, which may limit their comparability. Accordingly, these measures should be considered together with our GAAP financial statements and related disclosures.

Key Financial and Operating Data

We measure our business using both financial and operating data and use the following metrics and measures to assess the near-term and long-term performance of our overall business, including identifying trends, formulating financial projections, making strategic decisions, assessing operational efficiencies, and monitoring our business.

	Fiscal Year			% change
(in millions, except net sales per active customer, per share data, and percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Financial and Operating Data
Net sales	$12,601.5	$11,861.3	$11,147.7	6.2%	6.4%
Net income (1)	$222.8	$392.7	$39.6	(43.3)%	n/m
Net margin (1)	1.8%	3.3%	0.4%
Adjusted EBITDA (2)	$719.2	$570.5	$368.1	26.1%	55.0%
Adjusted EBITDA margin (2)	5.7%	4.8%	3.3%
Adjusted net income (2)	$540.5	$446.8	$296.2	21.0%	50.8%
Earnings per share, basic (1)	$0.54	$0.93	$0.09	(41.9)%	n/m
Earnings per share, diluted (1)	$0.52	$0.91	$0.09	(42.9)%	n/m
Adjusted earnings per share, basic (2)	$1.31	$1.06	$0.69	23.6%	53.6%
Adjusted earnings per share, diluted (2)	$1.27	$1.04	$0.69	22.1%	50.7%
Net cash provided by operating activities	$691.6	$596.3	$486.2	16.0%	22.6%
Free cash flow (2)	$562.4	$452.5	$342.9	24.3%	32.0%
Active customers	21.327	20.514	20.083	4.0%	2.0%
Net sales per active customer	$591	$578	$555	2.2%	4.1%
Autoship customer sales	$10,497.1	$9,393.3	$8,493.2	11.8%	10.6%
Autoship customer sales as a percentage of net sales	83.3%	79.2%	76.2%
n/m - not meaningful
(1) Includes share-based compensation expense, including related taxes, of $311.2 million, $332.1 million, and $248.5 million, for Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, respectively.

(2) Adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted basic and diluted earnings per share, and free cash flow are non-GAAP financial measures. See “Non-GAAP Financial Measures” above.

We define net margin as net income divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents a reconciliation of net income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated:

(in millions, except percentages)	Fiscal Year
Reconciliation of Net Income to Adjusted EBITDA	2025	2024	2023
Net income	$222.8	$392.7	$39.6
Add (deduct):
Depreciation and amortization	129.3	114.6	109.7
Share-based compensation expense and related taxes	311.2	332.1	248.5
Interest income, net	(15.2)	(35.1)	(58.5)
Change in fair value of equity warrants	2.6	(2.3)	(13.1)
Income tax provision (benefit)	40.5	(241.0)	8.7
Severance costs	6.3	—	14.4
Exit costs	—	—	6.8
Transaction related costs	13.2	1.6	7.8
Other	8.5	7.9	4.2
Adjusted EBITDA	$719.2	$570.5	$368.1
Net sales	$12,601.5	$11,861.3	$11,147.7
Net margin	1.8%	3.3%	0.4%
Adjusted EBITDA margin	5.7%	4.8%	3.3%

Adjusted Net Income and Adjusted Basic and Diluted Earnings per Share

The following table presents a reconciliation of net income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated:

(in millions, except per share data)	Fiscal Year
Reconciliation of Net Income to Adjusted Net Income	2025	2024	2023
Net income	$222.8	$392.7	$39.6
Add (deduct):
Share-based compensation expense and related taxes	311.2	332.1	248.5
Change in fair value of equity warrants	2.6	(2.3)	(13.1)
Deferred tax asset valuation allowance release	(2.4)	(275.7)	—
Severance costs	6.3	—	14.4
Exit costs	—	—	6.8
Adjusted net income	$540.5	$446.8	$296.2
Weighted-average common shares used in computing adjusted earnings per share:
Basic	414.1	421.4	429.4
Effect of dilutive share-based awards	11.7	9.6	2.6
Diluted	425.8	431.0	432.0
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.54	$0.93	$0.09
Diluted	$0.52	$0.91	$0.09
Adjusted basic	$1.31	$1.06	$0.69
Adjusted diluted	$1.27	$1.04	$0.69

Free Cash Flow

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

(in millions)	Fiscal Year
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	2025	2024	2023
Net cash provided by operating activities	$691.6	$596.3	$486.2
Deduct:
Capital expenditures	(129.2)	(143.8)	(143.3)
Free Cash Flow	$562.4	$452.5	$342.9

Free cash flow may vary period to period based on the timing and level of capital expenditures, including investments in fulfillment capacity, pharmacy facilities, veterinary clinics, technology infrastructure, and other operational initiatives. Free cash flow may also be affected by changes in working capital, including fluctuations in inventory levels, vendor payment terms, and other components of the cash conversion cycle.

Presentation of Results of Consolidated Operations and Liquidity and Capital Resources

The following discussion and analysis of our Results of Consolidated Operations and Liquidity and Capital Resources includes a comparison of Fiscal Year 2025 to Fiscal Year 2024. A similar discussion and analysis which compares Fiscal Year 2024 to Fiscal Year 2023 may be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report filed with the SEC on March 26, 2025, and is incorporated herein by reference.

Results of Consolidated Operations

The following tables set forth our results of operations for the fiscal years presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Fiscal Year
				% change		% of net sales
(in millions, except percentages)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023	2025	2024	2023
Consolidated Statements of Operations
Net sales	$12,601.5	$11,861.3	$11,147.7	6.2%	6.4%	100.0%	100.0%	100.0%
Cost of goods sold	8,847.6	8,393.6	7,986.2	5.4%	5.1%	70.2%	70.8%	71.6%
Gross profit	3,753.9	3,467.7	3,161.5	8.3%	9.7%	29.8%	29.2%	28.4%
Operating expenses:
Selling, general and administrative	2,674.7	2,551.0	2,442.7	4.8%	4.4%	21.2%	21.5%	21.9%
Advertising and marketing	824.9	804.1	742.4	2.6%	8.3%	6.5%	6.8%	6.7%
Total operating expenses	3,499.6	3,355.1	3,185.1	4.3%	5.3%	27.8%	28.3%	28.5%
Income (loss) from operations	254.3	112.6	(23.6)	125.8%	n/m	2.0%	0.9%	(0.2)%
Interest and other income, net	9.0	39.1	71.9	(77.0)%	(45.6)%	0.1%	0.3%	0.6%
Income before income tax provision (benefit)	263.3	151.7	48.3	73.6%	214.1%	2.1%	1.3%	0.4%
Income tax provision (benefit)	40.5	(241.0)	8.7	116.8%	n/m	0.3%	(2.0)%	0.1%
Net income	$222.8	$392.7	$39.6	(43.3)%	n/m	1.8%	3.3%	0.4%
n/m - not meaningful

Net Sales

	Fiscal Year			2025 vs. 2024		2024 vs. 2023
(in millions, except percentages)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Consumables	$8,777.9	$8,396.1	$8,014.6	$381.8	4.5%	$381.5	4.8%
Hardgoods	1,436.3	1,267.1	1,209.2	169.2	13.4%	57.9	4.8%
Pet health and specialty products	1,980.5	1,771.2	1,454.5	209.3	11.8%	316.7	21.8%
Other	406.8	426.9	469.4	(20.1)	(4.7)%	(42.5)	(9.1)%
Net sales	$12,601.5	$11,861.3	$11,147.7	$740.2	6.2%	$713.6	6.4%

Net sales for Fiscal Year 2025 increased by $740.2 million, or 6.2%, to $12.6 billion compared to $11.9 billion for Fiscal Year 2024. Excluding net sales of $226.6 million in the 53rd week for Fiscal Year 2024, net sales for Fiscal Year 2025 increased by $966.8 million, or 8.3%, to $12.6 billion compared to $11.6 billion for Fiscal Year 2024. This increase was primarily driven by growth in autoship customer sales, which increased by 11.8% to $10.5 billion, higher net sales per active customer, which increased $13 or 2.2% to $591, and growth in active customers, which improved by 4.0% to 21.3 million in Fiscal Year 2025, compared to Fiscal Year 2024. This increase was attributable to growth across our consumables, pet health and specialty products, and hardgoods businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for Fiscal Year 2025 increased by $454.0 million, or 5.4%, to $8.8 billion compared to $8.4 billion in Fiscal Year 2024. This increase was primarily due to higher sales coupled with increased outbound freight and shipping supply costs.

Gross profit for Fiscal Year 2025 increased by $286.2 million, or 8.3%, to $3.8 billion compared to $3.5 billion in Fiscal Year 2024. This increase was primarily due to the year-over-year increase in net sales as described above. Gross margin for Fiscal Year 2025 was 29.8%, an increase of 60 basis points compared to 29.2% in Fiscal Year 2024, and is driven by growth in sponsored ads and margin growth across our consumables business.

Selling, General and Administrative

Selling, general and administrative expenses as a percentage of net sales decreased 30 basis points to 21.2% for Fiscal Year 2025 compared to 21.5% in Fiscal Year 2024. Selling, general and administrative expenses for Fiscal Year 2025 increased by $123.7 million, or 4.8%, to $2.7 billion compared to $2.6 billion in Fiscal Year 2024. The majority of the increase is associated with network-wide fulfillment costs, including modest increases in depreciation and amortization, which were collectively incurred to support the overall growth of the business, our pharmacy fulfillment network, and veterinary clinics. This also included modest increases in other selling, general, and administrative expenses primarily associated with expanded hosting and software infrastructure requirements.

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

Advertising and Marketing

Advertising and marketing expenses for Fiscal Year 2025 increased by $20.8 million, or 2.6%, to $824.9 million compared to $804.1 million in Fiscal Year 2024. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels to new customer acquisition and improved customer retention.

Interest and Other Income (Expense), net

Interest income, net for Fiscal Year 2025 decreased by $19.9 million, to $15.2 million compared to interest income of $35.1 million in Fiscal Year 2024. This decrease was primarily due to a decrease in interest income generated from cash and cash equivalents and marketable securities, primarily due to maturities of marketable securities during Fiscal Year 2024.

Other expense for Fiscal Year 2025 increased by $10.2 million, to $6.2 million compared to other income of $4.0 million in Fiscal Year 2024. This increase was primarily due to the termination of equity warrants and decreases in the fair value of equity investments partially offset by a decrease in foreign currency losses.

Income Tax Provision (Benefit)

Our effective tax rate for Fiscal Year 2025 was lower than the U.S. federal statutory rate, primarily due to federal and state research and development credits and tax benefits from share-based compensation, partially offset by state income taxes.

Income tax provision for Fiscal Year 2025 increased by $281.5 million, to $40.5 million compared to income tax benefit of $241.0 million in Fiscal Year 2024. The increase was primarily due to the release of the valuation allowance on the Company’s U.S. federal and certain state deferred tax assets during Fiscal Year 2024.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consisted primarily of cash on deposit with banks. Cash and cash equivalents totaled $860.1 million as of February 1, 2026, an increase of $264.3 million from February 2, 2025. Marketable securities consisted primarily of corporate bonds and equity investments and totaled $18.7 million as of February 1, 2026, an increase of $17.8 million from February 2, 2025 due to purchases that occurred during Fiscal Year 2025.

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

Operating and real estate lease obligations relate to fulfillment and customer service centers, veterinary clinics, corporate offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2038. Real estate obligations include legally binding minimum lease payments for operating lease arrangements which have not yet commenced. As of February 1, 2026, operating and real estate lease obligations included legally binding minimum lease payments of $857.4 million. For additional information related to real estate and operating leases, see Note 8 – Leases, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

Cash Flows

	Fiscal Year
(in millions)	2025	2024	2023
Net cash provided by operating activities	$691.6	$596.3	$486.2
Net cash (used in) provided by investing activities	$(151.8)	$394.6	$(287.4)
Net cash (used in) provided by financing activities	$(276.0)	$(996.7)	$71.6

Operating Activities

Net cash provided by operating activities was $691.6 million for Fiscal Year 2025, which primarily consisted of i) $222.8 million of net income, ii) non-cash adjustments of $503.9 million, including share-based compensation expense of $297.9 million, and depreciation and amortization expense of $129.3 million, as well as iii) a decrease of $4.2 million from working capital changes. This decrease was primarily driven by an increase in receivables, inventories, and other current assets, partially offset by an increase in other current liabilities and payables.

Net cash provided by operating activities was $596.3 million for Fiscal Year 2024, which primarily consisted of i) $392.7 million of net income, ii) non-cash adjustments of $197.1 million including share-based compensation expense of $306.4 million and depreciation and amortization expense of $114.6 million, partially offset by a deferred income tax benefit of $257.5 million, as well as iii) an increase of $33.9 million from working capital changes. This increase was primarily driven by an increase in other current liabilities and payables, partially offset by an increase in inventories, receivables, and other current assets.

Investing Activities

Net cash used in investing activities was $151.8 million for Fiscal Year 2025, primarily consisting of $17.4 million for the purchase of marketable securities, net of maturities and sales and $129.2 million for capital expenditures related to expanding operations at our Houston, Texas fulfillment center, veterinary clinics, future pharmacy facility capabilities, and investments in our fresh and frozen infrastructure.

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

Financing Activities

Net cash used in financing activities was $276.0 million for Fiscal Year 2025, primarily consisting of $262.5 million for repurchases of common stock, $9.2 million for income taxes paid for, net of proceeds from, the parent reorganization transaction, as well as payments for secondary offering costs, and principal repayments of finance lease obligations.

Net cash used in financing activities was $996.7 million for Fiscal Year 2024, and consisted of $942.8 million for repurchases of common stock, $51.9 million for income taxes paid for, net of proceeds from, the parent reorganization transaction, as well as payments for secondary offering costs, and principal repayments of finance lease obligations.

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on April 1, 2030 following an amendment entered into on April 1, 2025, and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities of (i) $250 million, (ii) the amount of permanent reductions of commitments thereunder and (iii) if greater than zero, the amount by which the borrowing base as of the date of incurrence exceeds the commitments thereunder, subject to customary conditions. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either a base rate or a term Secured Overnight Financing Rate (“SOFR”) (with no credit spread adjustment) at the Company’s option, plus a margin determined based on the Company's average excess availability, which is either (i) 0.25%, 0.50%, or 0.75% for borrowings at the base rate, or (ii) 1.25%, 1.50%, or 1.75% for SOFR borrowings. We are required to pay a 0.25% per annum commitment fee with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. Based on our borrowing base as of February 1, 2026, which is reduced by standby letters of credit, we had $783.1 million of borrowing capacity under the ABL Credit Facility. As of February 1, 2026, we did not have any outstanding borrowings under the ABL Credit Facility.

For additional information with respect to our ABL Credit Facility, see Note 7 – Debt, in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, Financial Statements and Supplementary Data, of this 10-K Report.

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

During Fiscal Year 2025, 4,453,622 and 2,395,210 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program and June 2025 Concurrent Stock Repurchase for a total cost of $156.8 million and $100.0 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of February 1, 2026, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $249.9 million.

As of February 2, 2025, the total unpaid cost of share repurchases was $5.6 million, which included $5.1 million for excise taxes. During Fiscal Year 2025, the Company paid $5.7 million for excise taxes, accrued repurchases, and commissions.

Future Acquisitions

On February 2, 2026, the Company completed the acquisition of SmartPak Equine, LLC (“SmartPak”), a leading provider of equine health and nutrition products. The purchase price was $175 million for a 100% membership interest in SmartPak, and was purchased using cash on hand.

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

Interest Rate Risk

Our cash equivalents consist primarily of demand and money market accounts, corporate bonds, certificates of deposit, and commercial paper and have an original maturity date of 90 days or less. Our marketable securities consist primarily of investment grade short- to intermediate-term fixed-income securities, including corporate bonds, certificates of deposit, and commercial paper and have an original maturity greater than 90 days and less than one year. The fair value of our cash and cash equivalents and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Any future borrowings incurred under our revolving credit facility will accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence. A 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

Item 8. Financial Statements and Supplementary Data

CHEWY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Chewy, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chewy, Inc. and subsidiaries (the “Company”) as of February 1, 2026, and February 2, 2025, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows, for each of the three years in the periods ended February 1, 2026, February 2, 2025, and January 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2026 and February 2, 2025, and the results of its operations and its cash flows for each of the three years in the periods ended February 1, 2026, February 2, 2025, and January 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
March 25, 2026

We have served as the Company’s auditor since 2017.

CHEWY, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	As of
	February 1, 2026	February 2, 2025
Assets
Current assets:
Cash and cash equivalents	$860.1	$595.8
Marketable securities	18.7	0.9
Accounts receivable	222.2	169.0
Inventories	864.8	836.7
Prepaid expenses and other current assets	70.0	60.0
Total current assets	2,035.8	1,662.4
Property and equipment, net	552.3	562.2
Operating lease right-of-use assets	467.9	450.4
Goodwill	39.4	39.4
Deferred tax assets	232.2	257.5
Other non-current assets	38.8	42.6
Total assets	$3,366.4	$3,014.5
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,221.4	$1,175.9
Accrued expenses and other current liabilities	1,080.2	1,030.8
Total current liabilities	2,301.6	2,206.7
Operating lease liabilities	518.7	502.4
Other long-term liabilities	48.2	43.9
Total liabilities	2,868.5	2,753.0
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of February 1, 2026 and February 2, 2025	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 238,647,144 and 193,892,875 shares issued and outstanding as of February 1, 2026 and February 2, 2025, respectively	2.4	1.9
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 176,478,229 and 219,698,561 shares issued and outstanding as of February 1, 2026 and February 2, 2025, respectively	1.8	2.2
Additional paid-in capital	1,852.9	1,840.2
Accumulated deficit	(1,360.1)	(1,582.9)
Accumulated other comprehensive income	0.9	0.1
Total stockholders’ equity	497.9	261.5
Total liabilities and stockholders’ equity	$3,366.4	$3,014.5

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Fiscal Year
	2025	2024	2023
Net sales	$12,601.5	$11,861.3	$11,147.7
Cost of goods sold	8,847.6	8,393.6	7,986.2
Gross profit	3,753.9	3,467.7	3,161.5
Operating expenses:
Selling, general and administrative	2,674.7	2,551.0	2,442.7
Advertising and marketing	824.9	804.1	742.4
Total operating expenses	3,499.6	3,355.1	3,185.1
Income (loss) from operations	254.3	112.6	(23.6)
Interest and other income, net	9.0	39.1	71.9
Income before income tax provision (benefit)	263.3	151.7	48.3
Income tax provision (benefit)	40.5	(241.0)	8.7
Net income	$222.8	$392.7	$39.6

Other comprehensive income
Net income	$222.8	$392.7	$39.6
Foreign currency translation adjustments	0.8	0.5	(0.4)
Comprehensive income	$223.6	$393.2	$39.2

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.54	$0.93	$0.09
Diluted	$0.52	$0.91	$0.09
Weighted-average common shares used in computing earnings per share:
Basic	414.1	421.4	429.4
Diluted	425.8	431.0	432.0

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 29, 2023	425.4	$4.2	$2,171.3	$(2,015.2)	$—	$160.3
Share-based compensation expense	—	—	239.1	—	—	239.1
Vesting of share-based compensation awards	6.3	0.1	(0.1)	—	—	—
Capital contribution from parent reorganization transaction	—	—	22.0	—	—	22.0
Distribution to parent	0.1	—	—	—	—	—
Noncash settlement with related parties	—	—	54.7	—	—	54.7
Tax sharing agreement with related parties	—	—	(5.0)	—	—	(5.0)
Net income	—	—	—	39.6	—	39.6
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Balance as of January 28, 2024	431.8	4.3	2,482.0	(1,975.6)	(0.4)	510.3
Share-based compensation expense	—	—	306.4	—	—	306.4
Vesting of share-based compensation awards	14.6	0.1	(0.1)	—	—	—
Repurchases of common stock	(32.8)	(0.3)	(948.1)	—	—	(948.4)
Net income	—	—	—	392.7	—	392.7
Other comprehensive income	—	—	—	—	0.5	0.5
Balance as of February 2, 2025	413.6	4.1	1,840.2	(1,582.9)	0.1	261.5
Share-based compensation expense	—	—	297.9	—	—	297.9
Vesting of share-based compensation awards	9.3	0.2	(0.2)	—	—	—
Tax withholdings for share-based compensation awards	(0.9)	—	(28.1)	—	—	(28.1)
Repurchases of common stock	(6.9)	(0.1)	(256.9)	—	—	(257.0)
Net income	—	—	—	222.8	—	222.8
Other comprehensive income	—	—	—	—	0.8	0.8
Balance as of February 1, 2026	415.1	$4.2	$1,852.9	$(1,360.1)	$0.9	$497.9

See accompanying Notes to Consolidated Financial Statements.

CHEWY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2025	2024	2023
Cash flows from operating activities
Net income	$222.8	$392.7	$39.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.3	114.6	109.7
Share-based compensation expense	297.9	306.4	239.1
Non-cash lease expense	37.3	33.0	37.8
Change in fair value of equity warrants and investments	3.0	(1.5)	(13.1)
Provision for deferred taxes	28.6	(257.5)	—
Unrealized foreign currency (gains) losses, net	(0.2)	1.1	(0.4)
Other adjustments	8.0	1.0	3.9
Net change in operating assets and liabilities:
Accounts receivable	(53.1)	(15.1)	(27.1)
Inventories	(27.7)	(117.8)	(41.2)
Prepaid expenses and other current assets	(21.8)	(14.0)	(50.1)
Other non-current assets	(3.5)	3.5	(29.9)
Trade accounts payable	45.4	71.1	71.8
Accrued expenses and other current liabilities	53.0	109.7	152.3
Operating lease liabilities	(34.0)	(32.0)	(27.2)
Other long-term liabilities	6.6	1.1	21.0
Net cash provided by operating activities	691.6	596.3	486.2
Cash flows from investing activities
Capital expenditures	(129.2)	(143.8)	(143.3)
Proceeds from sales and maturities of marketable securities	24.0	538.4	3,078.0
Purchases of marketable securities	(41.4)	—	(3,221.7)
Other investing activities	(5.2)	—	(0.4)
Net cash (used in) provided by investing activities	(151.8)	394.6	(287.4)
Cash flows from financing activities
Repurchases of common stock	(262.5)	(942.8)	—
Income taxes paid for, net of proceeds from, parent reorganization transaction	(9.2)	(51.9)	60.6
Payments of secondary offering costs	(1.2)	(1.1)	—
Principal repayments of finance lease obligations	(0.2)	(0.9)	(0.5)
Capital contribution from parent reorganization transaction	—	—	22.0
Payments for tax sharing agreement with related parties	—	—	(10.3)
Other financing activities	(2.9)	—	(0.2)
Net cash (used in) provided by financing activities	(276.0)	(996.7)	71.6
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.6)	0.2
Net increase (decrease) in cash and cash equivalents	264.3	(6.4)	270.6
Cash and cash equivalents, as of beginning of period	595.8	602.2	331.6
Cash and cash equivalents, as of end of period	$860.1	$595.8	$602.2

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

In connection with the Transactions described in Note 1 – Description of Business, the Company previously provided, and continues to present, recasted condensed consolidated financial statements and related notes for the historical comparative periods in this 10-K Report reflecting the operations of Chewy Pharmacy KY as part of the Company’s consolidated financial statements. The recasted financial information was accounted for as a common control transaction, with Chewy Pharmacy KY’s net assets transferred at the previous parent company’s historical basis.

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2025 fiscal year ended February 1, 2026 and included 52 weeks (“Fiscal Year 2025”). The Company’s 2024 fiscal year ended February 2, 2025 and included 53 weeks (“Fiscal Year 2024”). The Company’s 2023 fiscal year ended January 28, 2024 and included 52 weeks (“Fiscal Year 2023”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents primarily consist of institutional money market funds, U.S. Treasury securities, certificates of deposit, commercial paper, and corporate bonds and are carried at cost, which approximates fair value.

Concentration of Credit Risk

The Company maintains the majority of its cash and cash equivalents in accounts with large financial institutions. At times, balances in these accounts may exceed federally insured limits; however, to date, the Company has not incurred any losses on its deposits of cash and cash equivalents.

Investments

The Company generally invests its excess cash in AAA-rated money market funds and investment grade short- to intermediate-term fixed income securities, including U.S. Treasury securities, certificates of deposit, commercial paper, and corporate bonds. Such investments are included in cash and cash equivalents or marketable securities on the accompanying consolidated balance sheets and are classified based on original maturity. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents and considers all highly liquid investments with an original maturity greater than 90 days and less than one year to be marketable securities.

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

The Company holds equity warrants giving it the right to acquire stock of other companies. These warrants are classified as derivative assets and are recorded within other non-current assets on the Company’s consolidated balance sheets with gains and losses recognized in other income (expense), net on the Company’s consolidated statements of operations. These warrants are subject to vesting requirements and the fair value established at contract inception is recognized as a deferred credit reported within other long-term liabilities on the Company’s consolidated balance sheets and is amortized as the vesting requirements are achieved. For more information, see Note 3 - Financial Instruments.

Accounts Receivable

The Company’s accounts receivable are comprised of customer and vendor receivables. The Company’s net customer receivables were $156.6 million and $114.2 million as of February 1, 2026 and February 2, 2025, respectively, and consist of credit and debit card receivables from banks, which typically settle within five business days. The Company’s vendor receivables were $65.6 million and $54.8 million as of February 1, 2026 and February 2, 2025, respectively. The Company does not maintain an allowance for credit losses as neither historical losses on customer and vendor receivables nor future projected losses on such receivables have been or are expected to be significant.

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

Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the Company’s results of operations for the respective period. For more information, see Note 4 - Property and Equipment, net.

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

The estimated useful lives of intangible assets are as follows:

Developed technology	3 years
Business licenses	Indefinite

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For asset groups held and used, the carrying value of the asset group is considered recoverable when the estimated undiscounted future cash flows expected to be generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment charge would be recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. Impairment charges are recognized within selling, general and administrative expenses in the consolidated statements of operations. Impairment charges recorded by the Company were not material for Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in millions):

	As of
	February 1, 2026	February 2, 2025
Outbound fulfillment	$506.6	$512.1
Advertising and marketing	148.4	146.3
Payroll liabilities	112.3	89.9
Accrued expenses and other	312.9	282.5
Total accrued expenses and other current liabilities	$1,080.2	$1,030.8

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

Revenue Recognition

Chewy primarily recognizes revenues from product sales when the customer orders an item through Chewy’s websites or mobile applications via the electronic shopping cart, funds are collected from the customer and the item is shipped from one of the Company’s fulfillment centers and delivered to the carrier. Certain products are shipped directly from manufacturers to Chewy customers. Chewy also recognizes revenues from certain pet-related services including telehealth services, loyalty program memberships, and veterinary clinic services. Revenues from these service-based offerings are not a material component of net sales. For all of the preceding, the Company is considered to be a principal to these transactions and revenue is recognized on a gross basis as the Company is (i) the primary entity responsible for fulfilling the promise to provide the specified products or services in the arrangement with the customer and provides the primary customer service for all products sold through Chewy’s websites, mobile applications, or veterinary clinics, (ii) has inventory risk before the products have been transferred to a customer and maintains inventory risk upon accepting returns, and (iii) has discretion in establishing the price for the specified products or services sold through Chewy’s websites, mobile applications, or veterinary clinics.

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

Gift Cards

Customers may purchase gift cards through the Company’s website and through partnerships with third-party retailers. Outstanding gift card balances do not expire and are initially deferred within accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The Company recognizes revenue upon redemption of the gift card or when the likelihood of redemption is deemed remote and the Company determines that it does not have a legal obligation to remit the unredeemed balance to the applicable jurisdiction. The assessment of remote redemption is based on historical redemption patterns, with approximately 90% of gift cards redeemed within one year of issuance.

The Company periodically offers gift card promotions that provide customers with a material right and are therefore accounted for as separate performance obligations. The relative standalone selling price of these promotional gift cards is deferred within accrued expenses and other liabilities based on the amount expected to be redeemed, net of estimated breakage, and recognized as revenue when the related performance obligations are satisfied or redemption becomes remote.

The following table includes a summary of the activity of the unredeemed gift card liability (in millions):

	Fiscal Year
	2025	2024
Beginning balance	$49.5	$41.8
Redemptions and breakage	(137.3)	(149.5)
Activations	148.7	157.2
Ending balance	$60.9	$49.5

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

Vendor Concentration Risk

The Company purchases inventory from an assortment of vendors worldwide. Sales of products from the Company’s three largest vendors represented approximately 39%, 39%, and 39% of the Company’s net sales for Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, respectively.

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

Fulfillment

Fulfillment costs include costs attributable to buying, receiving, inspecting and warehousing inventories, picking, packaging and preparing customer orders for shipment, payment processing, and responding to inquiries from customers. For Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, the Company recorded fulfillment costs of $1.4 billion, $1.3 billion, and $1.3 billion, respectively. Included within fulfillment costs are merchant processing fees charged by third parties that provide merchant processing services for credit cards. For Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, the Company recorded merchant processing fees of $268.5 million, $250.5 million, and $234.0 million, respectively.

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

Interest Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense in relation to its borrowing facilities, finance leases, and unrecognized tax benefits. The following table provides additional information about the Company’s interest income (expense), net (in millions):

	Fiscal Year
	2025	2024	2023
Interest income	$19.8	$40.6	$62.1
Interest expense	(4.6)	(5.5)	(3.6)
Interest income, net	$15.2	$35.1	$58.5

The Company made interest cash payments of $2.4 million, $2.7 million, and $2.9 million for Fiscal Years 2025, 2024, and 2023, respectively.

Other Income (Expense), net

The Company’s other income (expense), net consists of: (i) changes in the fair value of equity warrants, investments, and tax indemnification receivables, (ii) foreign currency transaction losses and gains, and (iii) allowances for credit losses on marketable securities. The following table provides additional information about the Company’s other (expense) income, net (in millions):

	Fiscal Year
	2025	2024	2023
Change in fair value of equity warrants	$(2.6)	$2.4	$13.1
Change in fair value of tax indemnification receivables	(2.8)	2.0	—
Change in fair value of equity investments	(0.5)	0.4	—
Foreign currency transaction (losses) gains	(0.3)	(0.8)	0.3
Other (expense) income, net	$(6.2)	$4.0	$13.4

Income and Other Taxes

Income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s calculation relies on several factors, including pre-tax earnings and losses, differences between tax laws and accounting rules, statutory tax rates, unrecognized tax benefits, and valuation allowances. Valuation allowances are established when, in the Company’s judgment, it is more likely than not that its deferred tax assets will not be realized based on all available evidence. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

Chewy determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company records interest related to unrecognized tax benefits within interest expense in the consolidated statements of operations and within other long-term liabilities on the Company’s consolidated balance sheets.

The Company collects and remits sales tax in jurisdictions in which it has a physical presence or it believes nexus exists. The Company maintains liabilities for potential exposure in states where taxability is uncertain and the Company did not collect sales tax.

Segment Information

Operating segments are defined as components of an entity that engage in business activities for which discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive

Officer. The Company operates in one operating segment and one reportable segment. For more information, see Note 10 - Segment Information.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued this ASU to update income tax disclosure requirements, primarily related to the income tax rate reconciliation and income taxes paid information. The Company has adopted and applied the guidance under the ASU for the fiscal year ended February 1, 2026 using the prospective transition method. The adoption of this standard did not have any impact on the Company’s consolidated financial statements and resulted in additional income tax disclosures within Note 12 – Income Taxes.

Recently Issued Accounting Pronouncements

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

ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued this ASU to modernize the accounting for internal-use software costs, primarily by simplifying the requirements to capitalize software development costs. This update is effective at the beginning of the Company’s 2028 fiscal year, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

3.     Financial Instruments

Cash equivalents are carried at cost, which approximates fair value and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during Fiscal Year 2025. Further, as of February 1, 2026, the Company did not record an allowance for credit losses related to its fixed income securities.

Vested equity warrants and equity investments in public companies that have readily determinable fair values are carried at fair value and are classified within Level 1 because they are valued using quoted market prices.

Unvested equity warrants are classified within Level 3 because they are valued based on observable and unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. The Company utilized certain valuation techniques such as the Black-Scholes option-pricing model and the Monte Carlo simulation model to determine the fair value of equity warrants. The application of these models requires the use of a number of complex assumptions based on unobservable inputs, including the expected term, expected equity volatility, discounts for lack of marketability, cash flow projections, and probability with respect to vesting requirements.

The following table includes a summary of financial instruments measured at fair value as of February 1, 2026 (in millions):

	Level 1	Level 2	Level 3
Cash	$858.8	$—	$—
Corporate bonds	1.3	—	—
Cash and cash equivalents	860.1	—	—
Corporate bonds	17.6	—	—
Equity investments	1.1	—	—
Marketable securities	18.7	—	—
Total financial instruments	$878.8	$—	$—

The following table includes a summary of financial instruments measured at fair value as of February 2, 2025 (in millions):

	Level 1	Level 2	Level 3
Cash	$595.8	$—	$—
Cash and cash equivalents	595.8	—	—
Equity investments	0.9	—	—
Marketable securities	0.9	—	—
Unvested equity warrants	—	—	4.9
Total financial instruments	$596.7	$—	$4.9

The following table summarizes the change in fair value for financial instruments using unobservable Level 3 inputs (in millions):

	Fiscal Year
	2025	2024
Beginning balance	$4.9	$2.2
Equity warrants terminated	(4.9)	—
Change in fair value of equity warrants	—	5.9
Equity warrants vested	—	(3.2)
Ending balance	$—	$4.9

As of February 2, 2025, the deferred credit subject to vesting and performance requirements recognized within other long-term liabilities in exchange for the equity warrants was $4.5 million. Level 3 significant unobservable inputs used in the fair value measurement of unvested equity warrants included probability of vesting and equity volatility, and reflected a weighted average of 0% and 35% as of February 1, 2026, respectively.

4.    Property and Equipment, net

The following is a summary of property and equipment, net (in millions):

	As of
	February 1, 2026	February 2, 2025
Furniture, fixtures and equipment	$267.8	$208.3
Computer equipment	81.7	78.0
Internal-use software	282.4	230.0
Leasehold improvements	428.8	327.9
Construction in progress	20.0	130.1
	1,080.7	974.3
Less: accumulated depreciation and amortization	528.4	412.1
Property and equipment, net	$552.3	$562.2

Internal-use software includes labor and license costs associated with software development for internal use and is amortized using the straight-line method over the estimated useful life of the software. The following is a summary of internal-use software, net (in millions):

	As of
	February 1, 2026	February 2, 2025
Internal-use software	$282.4	$230.0
Less: accumulated amortization	166.0	125.1
Internal-use software, net	$116.4	$104.9

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, the Company recorded depreciation expense on property and equipment of $87.2 million, $73.4 million, and $75.6 million, respectively, and amortization expense related to internal-use software costs of $41.7 million, $37.6 million, and $30.2 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the consolidated statements of operations.

5.     Identified Intangible Assets

As of February 1, 2026, the gross carrying amount of the Company’s intangible assets subject to amortization was $11.6 million and such intangibles were fully amortized. Intangible assets not subject to amortization totaled $1.8 million and consisted of an indefinite-lived intangible asset related to a business license purchased during Fiscal Year 2025. As of February 2, 2025, the gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization was $11.6 million and $11.2 million, respectively.

For Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, the Company recorded amortization expense related to intangible assets of $0.4 million, $3.6 million, and $3.9 million, respectively. The Company does not expect to record future amortization of intangible assets during Fiscal Year 2026.

For Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, the Company did not record any impairment charges on intangible assets.

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

7.    Debt

ABL Credit Facility

The Company has a senior secured asset-based credit facility (the “ABL Credit Facility”) which matures on April 1, 2030 following an amendment entered into on April 1, 2025, and provides for non-amortizing revolving loans in an aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount up to the sum of (i) $250 million, (ii) the amount of permanent reductions of commitments thereunder and (iii) if greater than zero, the amount by which the borrowing base as of the date of incurrence exceeds the commitments thereunder, subject to customary conditions.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either a base rate or a term Secured Overnight Financing Rate (“SOFR”) (with no credit spread adjustment) at the Company’s option, plus a margin determined based on the Company's average excess availability, which is either (i) 0.25%, 0.50%, or 0.75% for borrowings at the base rate, or (ii) 1.25%, 1.50%, or 1.75% for SOFR borrowings. The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. The ABL Credit Facility contains customary affirmative and negative covenants, of which the Company is in compliance with. Based on the Company’s borrowing base as of February 1, 2026, which is reduced by standby letters of credit, the Company had $783.1 million of borrowing capacity under the ABL Credit Facility. As of February 1, 2026, the Company had no outstanding borrowings under the ABL Credit Facility.

8.    Leases

The Company leases all of its fulfillment and customer service centers, corporate offices, and veterinary clinics under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 5 to 15 years and typically allow for the leases to be renewed for up to three additional five-year terms. Fulfillment and customer service center, veterinary clinic, and corporate office leases expire at various dates through 2038, excluding renewal options. The Company also leases certain equipment under operating and finance leases. The terms of equipment leases generally range from 3 to 5 years and do not contain renewal options. These leases matured at various dates through 2025.

The Company’s finance leases as of February 1, 2026 and February 2, 2025 were not material and were included in property and equipment, net, on the Company’s consolidated balance sheets.

The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets (in millions):

		As of
Leases	Balance Sheet Classification	February 1, 2026	February 2, 2025
Assets
Operating	Operating lease right-of-use assets	$467.9	$450.4
Total operating lease assets		$467.9	$450.4

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$38.1	$33.5
Non-current
Operating	Operating lease liabilities	518.7	502.4
Total operating lease liabilities		$556.8	$535.9

For Fiscal Year 2025 and Fiscal Year 2024, assets acquired in exchange for new operating lease liabilities were $56.1 million and $9.1 million, respectively. Lease expense primarily related to operating lease costs and were included within selling, general and administrative expenses in the consolidated statements of operations. For Fiscal Year 2025, Fiscal Year 2024, and Fiscal Year 2023, the Company recorded lease expense of $111.3 million, $107.0 million, and $104.4 million of which short-term and variable lease payments were $29.7 million, $28.3 million, and $24.8 million respectively.

As of February 1, 2026, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 10.2 years and 8.2%, respectively. As of February 2, 2025, the weighted-average remaining lease term and weighted-average discount rate for operating leases was 11.0 years and 8.3%, respectively.

Cash flows used in operating activities related to operating leases were approximately $109.6 million, $105.2 million, and $95.7 million for Fiscal Years 2025, 2024, and 2023, respectively.

The table below presents the maturity of lease liabilities as of February 1, 2026 (in millions):

Operating Leases
2026	$78.5
2027	81.3
2028	81.5
2029	81.5
2030	78.1
Thereafter	437.0
Total lease payments	837.9
Less: interest	281.1
Present value of lease liabilities	$556.8

The table above includes all locations for which the Company had the right to control the use of the property. In addition, as of February 1, 2026, the Company had lease arrangements which had not yet commenced with total future lease payments of $19.5 million. The weighted-average lease term for these lease arrangements is approximately 10.1 years.

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

9.    Stockholders’ Equity (Deficit)

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

The June 2025 Secondary Offering, June 2025 Option Shares Offering, and June 2025 Concurrent Stock Repurchase closed on June 25, 2025.

The total cost of repurchased shares of Class A common stock in excess of par value, including the cost of commissions and excise taxes, is recorded to additional paid-in capital. The total cost for share repurchases executed and unpaid, as well as the cost of unpaid commissions and excise taxes, are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. During Fiscal Year 2025, 4,453,622 and 2,395,210 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program and June 2025 Concurrent Stock Repurchase for a total cost of $156.8 million and $100.0 million, respectively, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of February 1, 2026, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $249.9 million.

As of February 2, 2025, the total unpaid cost of share repurchases was $5.6 million, which included $5.1 million for excise taxes. During Fiscal Year 2025, the Company paid $5.7 million for excise taxes, accrued repurchases, and commissions.

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

10.    Segment Information

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

The following table presents information about the Company’s measures of segment profit and significant segment expenses regularly provided to the CODM (in millions):

	Fiscal Year
	2025	2024	2023
Net sales	$12,601.5	$11,861.3	$11,147.7
Cost of goods sold	8,847.6	8,393.6	7,986.2
Gross profit	3,753.9	3,467.7	3,161.5
Fulfillment costs	1,411.8	1,309.4	1,286.2
Share-based compensation expense and related taxes	311.2	332.1	248.5
Depreciation and amortization	129.3	114.6	109.7
Other selling, general, and administrative expenses	822.4	794.9	798.3
Advertising and marketing expenses	824.9	804.1	742.4
Income tax provision (benefit)	40.5	(241.0)	8.7
Interest and other income, net	(9.0)	(39.1)	(71.9)
Net income	$222.8	$392.7	$39.6
The CODM reviews assets on a consolidated basis as presented on our Consolidated Balance Sheets.

11.    Share-Based Compensation

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for Fiscal Year 2025 (in millions, except for weighted average grant date fair value):

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of February 2, 2025	22.5	$22.65
Granted	12.5	$34.15
Vested	(8.8)	$25.54
Forfeited	(5.5)	$24.88
Unvested and outstanding as of February 1, 2026	20.7	$27.77

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	Fiscal Year
	2025	2024	2023
Weighted average grant-date fair value of RSUs	$34.15	$17.48	$31.00
Total fair value of vested RSUs (in millions)	$311.3	$432.2	$154.6

As of February 1, 2026, total unrecognized compensation expense related to unvested RSUs was $478.8 million and is expected to be recognized over a weighted-average expected performance period of 2.5 years.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for Fiscal Year 2025 (in millions, except for weighted average grant date fair value):

	Number of PRSUs	Weighted Average Grant Date Fair Value
Unvested and outstanding as of February 2, 2025	2.0	$18.69
Granted	1.2	$26.35
Vested	(0.5)	$25.29
Forfeited	(0.6)	$20.80
Unvested and outstanding as of February 1, 2026	2.1	$20.92

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	Fiscal Year
	2025	2024	2023
Weighted average grant-date fair value of PRSUs	$26.35	$16.95	$26.91
Total fair value of vested PRSUs (in millions)	$15.2	$1.3	$74.8

As of February 1, 2026, total unrecognized compensation expense related to unvested PRSUs was $31.4 million and is expected to be recognized over a weighted-average expected performance period of 1.8 years.

During Fiscal Year 2023, vesting occurred for 0.1 million PRSUs that were previously granted to an employee of PetSmart LLC (“PetSmart”). For accounting purposes, the issuance of Class A common stock upon vesting of these PRSUs is treated as a distribution to a parent entity because both the Company and PetSmart are controlled by affiliates of BC Partners.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of the Company’s Class A common stock on the date of grant.

As of February 1, 2026, there were 76.5 million additional shares of Class A common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the consolidated statements of operations. The Company recognized share-based compensation expense as follows (in millions):

	Fiscal Year
	2025	2024	2023
RSUs	$275.2	$294.7	$237.2
PRSUs	22.7	11.7	1.9
Total share-based compensation expense	$297.9	$306.4	$239.1

12.    Income Taxes

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The following table provides additional information about the Company’s income tax provision (benefit) (in millions):

	Fiscal Year
	2025	2024	2023
Current
Federal	$1.3	$4.1	$3.3
State	10.6	12.4	5.4
Total current provision	$11.9	$16.5	$8.7
Deferred
Federal	$31.0	$(210.0)	$—
State	(2.4)	(47.5)	—
Total deferred provision (benefit)	28.6	(257.5)	—
Income tax provision (benefit)	$40.5	$(241.0)	$8.7

The Company’s consolidated income (loss) from continuing operations before income taxes is primarily attributable to its U.S. operations. A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate for the fiscal year ended February 1, 2026, pursuant to the disclosure requirements of ASU 2023-09 is as follows (in millions, except percentages):

	Fiscal Year
	2025
U.S. federal tax at statutory rate	$55.3	21.0%
State and local income tax, net of federal effect (1)	6.5	2.5%
Foreign tax effects	7.0	2.7%
Tax credits
Research and development tax credit	(27.0)	(10.3)%
Other tax credits	(1.5)	(0.6)%
Nontaxable or nondeductible items
Share-based compensation	(15.9)	(6.0)%
Executive compensation	7.3	2.8%
Others	2.3	0.8%
Changes in unrecognized tax benefits	6.5	2.5%
Effective tax rate	$40.5	15.4%
(1) State and local taxes in California and Florida made up greater than 50% of the tax effect in this category

A reconciliation of the U.S. federal statutory rate to the Company’s effective income tax rate for Fiscal Years 2024 and 2023, prior to the adoption of ASU 2023-09, is as follows:

	Fiscal Year
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefits	8.3%	(4.1)%
Foreign earnings, net of taxes	1.8%	2.8%
Tax credits	(23.5)%	(43.7)%
Share-based compensation and other nondeductible expenses	5.2%	16.8%
Others	(5.3)%	0.9%
Provision to return	(4.5)%	—%
Change in valuation allowance	(176.3)%	24.2%
Changes in unrecognized tax benefits	14.4%	—%
Effective rate	(158.9)%	17.9%

The temporary differences which comprise the Company’s deferred taxes are as follows for the periods presented (in millions):

	As of
	February 1, 2026	February 2, 2025
Deferred tax assets:
Operating lease liabilities	$144.3	$139.2
Inventories	14.8	13.2
Share-based compensation	25.2	12.5
Accrued expenses and reserves	18.8	15.5
Net operating loss carryforwards	54.6	73.7
Tax credit carryforwards	86.8	60.5
Capitalized research expenditures	128.2	164.0
Others	14.2	7.6
Total deferred tax assets	486.9	486.2
Less: valuation allowance	27.4	21.8
Deferred tax assets, net of valuation allowance	459.5	464.4
Deferred tax liabilities:
Operating lease right-of-use assets	121.2	116.9
Depreciation	94.9	80.5
Prepaids and Others	11.2	9.5
Total deferred tax liabilities	227.3	206.9
Net deferred tax assets	$232.2	$257.5

Valuation Allowance

The realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the effect of available carryback and carryforward periods) in making this assessment. Prior to Fiscal Year 2024, and due to its history of losses, the Company determined it was more likely than not that its deferred tax assets would not be realized and accordingly established a full valuation allowance on its net deferred tax assets. During Fiscal Year 2024, based on all available evidence, the Company determined that it was appropriate to release the valuation allowance on its U.S. federal and other state deferred tax assets of $275.7 million. As of February 1, 2026, the Company continues to maintain a full valuation allowance against its foreign net deferred tax assets and certain U.S. state deferred tax assets.

The following summarizes the activity related to valuation allowances on deferred tax assets (in millions):

	Fiscal Year
	2025	2024	2023
Valuation allowance, as of beginning of period	$21.8	$281.1	$230.7
Valuation allowances established	8.0	16.4	50.4
Changes to existing valuation allowances	(2.4)	(275.7)	—
Valuation allowance, as of end of period	$27.4	$21.8	$281.1

Net Operating Loss and Tax Credit Carryforwards

As of February 1, 2026, the Company had federal, state, and foreign NOL carryforwards of $82.8 million, $282.5 million and $95.1 million, respectively. Federal NOL carryforwards have no expiration and can only be used to offset 80% of the Company’s future taxable income. State NOL carryforwards include $131.7 million with definitive expiration dates and $150.8 million with no expiration. State NOLs are presented as an apportioned amount. The foreign NOL carryforwards have a 20-year expiration and can be used to offset 100% of the Company’s future taxable income.

The Company participates in various federal and state credit programs which provide credits against current and future tax liabilities. Credits not used in the current year are carried forward to future years.

The table below presents deferred tax assets with respect to NOL and tax credit carryforwards, before any valuation allowance, recorded on the consolidated balance sheets (in millions):

Deferred Tax Assets	Expiration Date	As of February 1, 2026
NOL carryforwards
Foreign	2043 - 2044	$25.2
State	2026 - 2043	5.7
Federal and state	Indefinite	23.7
Total NOL carryforwards		$54.6

Tax credit carryforwards
Federal and state	2026 - 2048	$86.8
Total tax credit carryforwards		$86.8

Unrecognized Tax Benefits

As of February 1, 2026, the Company had unrecognized tax benefits of $52.9 million, inclusive of $4.5 million in interest. If recognized, $48.4 million would benefit the Company’s effective tax rate. The unrecognized tax benefits include $18.9 million, inclusive of $4.0 million in interest, that the Company became the obligor for in connection with the Transactions in Fiscal Year 2023. Chewy is fully indemnified by affiliates of BC Partners for these unrecognized tax benefits and related interest. For more information, see Note 14 - Certain Relationships and Related Party Transactions.

The Company files U.S. federal, state and foreign tax returns. The Company is currently under audit by the IRS for Fiscal Year 2022. The Company is also generally subject to examination by various state and local jurisdictions for years 2021 through 2024. While the Company believes that its tax positions are more likely than not to be sustained, it is possible that additional tax obligations could arise as these matters progress. The Company has recorded what it considers to be adequate unrecognized tax benefits for any adjustments that may ultimately results from these examinations.

The following table provides a summary of gross unrecognized tax benefits (in millions):

	Fiscal Year
	2025	2024
Beginning balance	$40.1	$18.3
Increases related to tax positions taken during the current year	7.5	8.2
Increases related to tax positions taken during the prior year	4.2	13.6
Decreases related to expiration of statute of limitations	(3.4)	—
Ending balance	$48.4	$40.1

Income Tax Payments and Liabilities
In the aggregate, the Company paid $23.3 million, net of refunds received, for federal, state and foreign income taxes during Fiscal Year 2025. This includes $1.2 million of US federal income taxes, $2.0 million state income taxes paid to California and $1.2 million state income taxes paid to Pennsylvania. The Company also paid $11.7 million in income taxes to Puerto Rico in connection with the Transaction.

In the aggregate, the Company paid $118.2 million and $1.8 billion, net of refunds received, for federal, state, and foreign income taxes during Fiscal Years 2024 and 2023, respectively. The Company paid $25.0 million and $5.0 million, net of refunds received, for federal, state, and foreign income taxes other than pertaining to the Transaction during Fiscal Years 2024 and 2023, respectively

Chewy assumed $1.9 billion of federal and state income taxes in connection with the Transactions, which were fully indemnified by affiliates of BC Partners. The Company paid federal and state income taxes, net of refunds, of $93.2 million and $1.8 billion in connection with the Transactions during Fiscal Years 2024 and 2023 respectively. The Company paid $9.2 million of federal and state income taxes, net of refunds, in connection with the Transaction during Fiscal Year 2025, including $11.7 million in income taxes paid to Puerto Rico. For more information, see Note 1 - Description of Business and Note 14 - Certain Relationships and Related Party Transactions.

Changes in Tax Law

Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation (“R&E”), and software development costs, and instead requires taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable to R&E activity performed outside the United States). The One Big Beautiful Bill Act (“OBBBA”) was enacted in July 2025 and makes permanent key elements of the 2017 Tax Cuts and Job Act, including 100% bonus depreciation, immediate expensing of domestic R&E expenditure, and the business interest expense limitation. The changes introduced by OBBBA did not have a material impact on the Company’s effective tax rate for Fiscal Year 2025. Enhanced deductions under OBBBA lowered the Company’s cash tax payments during Fiscal Year 2025.

13.    Earnings per Share

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

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in millions, except per share data):

	Fiscal Year
	2025	2024	2023
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$222.8	$392.7	$39.6
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	414.1	421.4	429.4
Effect of dilutive share-based awards	11.7	9.6	2.6
Diluted	425.8	431.0	432.0
Anti-dilutive share-based awards excluded from diluted common shares	0.6	6.8	11.1
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.54	$0.93	$0.09
Diluted	$0.52	$0.91	$0.09
14.    Certain Relationships and Related Party Transactions
As of February 1, 2026, the Company had a receivable from affiliates of BC Partners of $0.5 million with respect to tax payments made in connection with the Transactions, which was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets. As of February 2, 2025, the Company had a payable to affiliates of BC Partners of $6.9 million with respect to refunds received pursuant to tax payments made in connection with the Transactions, which was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

As of February 1, 2026 and February 2, 2025, the Company had a receivable from affiliates of BC Partners of $18.9 million and $21.7 million, respectively, with respect to the indemnification for certain tax liabilities in connection with the Transactions, which is only collectible upon the realization of certain tax liabilities and was included in other non-current assets on the Company’s consolidated balance sheets. For more information, see Note 1 - Description of Business and Note 12 - Income Taxes.

15.    Subsequent Events
On February 2, 2026, the Company completed the acquisition of SmartPak Equine, LLC (“SmartPak”), a leading provider of equine health and nutrition products. This acquisition strengthens Chewy’s position as a leader in the equine category and accelerates the Company’s expansion into higher-margin health and wellness verticals. The purchase price was $175 million for a 100% membership interest in SmartPak, and was purchased using cash on hand. As of the date the financial statements are available to be issued, the Company has not completed the purchase price allocation. Disclosures related to the identification and measurement of identifiable assets acquired and liabilities assumed, including the allocation of the purchase price and the determination of goodwill, will be provided in the first quarter of Fiscal Year 2026.

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
As of the end of the period covered by this 10-K Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of February 1, 2026.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management has concluded that its internal control over financial reporting was effective as of February 1, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of February 1, 2026, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended February 1, 2026.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Chewy, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Chewy, Inc. and subsidiaries (the “Company”) as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2026, of the Company and our report dated March 25, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Boca Raton, Florida
March 25, 2026

Item 9B. Other Information

Rule 10b5-1 Plan Elections

On January 16, 2026, Sumit Singh, the Company’s Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on January 29, 2027, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 612,185 shares.

On January 16, 2026, Aseemita Malhotra, the Company’s President of Healthcare, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on January 29, 2027, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 76,710 shares.

During the thirteen weeks ended February 1, 2026, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as such terms are defined under Item 408 of Regulation S-K.

Adoption of Amended and Restated Bylaws

On March 24, 2026, the Board approved an amendment and restatement of the Company's bylaws (as amended, the “Bylaws”), effective immediately, to (i) revise and clarify the scope of certain procedures and disclosure requirements set forth in the Bylaws for stockholders to provide advance notice of director nominations and business proposals to be brought at a meeting of stockholders (other than proposals submitted pursuant to Rule 14a-8 under the Exchange Act), and (ii) make other administrative, modernizing, clarifying and conforming changes. The foregoing summary is qualified in its entirety by reference to the full text of the Bylaws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the text found in this Annual Report on Form 10-K under the caption, “Information About Our Executive Officers.” The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from the sections titled “Board of Directors and Corporate Governance — Board of Directors,” “Security Ownership Information — Delinquent Section 16(a) Reports,” “Board of Directors and Corporate Governance — Corporate Governance Guidelines and Code of Conduct and Ethics,” “Named Executive Officer Compensation — Other Compensation Policies and Practices — Insider Trading Policy; Hedging and Pledging Activities,” and “Board of Directors and Corporate Governance — Board Committees” from our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2025.

Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from the sections titled “Board of Directors and Corporate Governance — Director Compensation,” “Named Executive Officer Compensation — Compensation Discussion and Analysis,” “Named Executive Officer Compensation — Compensation Tables,” “Named Executive Officer Compensation — Employment Agreements and Potential Payments Upon Termination or Change in Control,” “Named Executive Officer Compensation — Compensation Related Risks,” “Named Executive Officer Compensation — CEO Pay Ratio,” “Board of Directors and Corporate Governance — Board Committees — Compensation Committee — Compensation Committee Interlocks and Insider Participation,” and “Named Executive Officer Compensation — Compensation Committee Report” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from the sections titled “Named Executive Officer Compensation — Compensation Tables — Equity Compensation Plan Information” and “Security Ownership Information — Security Ownership of Certain Beneficial Owners and Management” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from the sections titled “Board of Directors and Corporate Governance — Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance — Director Independence” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2025.

Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from the sections titled “Independent Registered Public Accounting Firm — Principal Accountant Fees and Services” and “Independent Registered Public Accounting Firm — Pre-Approval Policies and Procedures” from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of Fiscal Year 2025.

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

Exhibit No.		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 30, 2023, by and among Chewy, Inc., Chewy Kentucky Holding, LLC, Buddy Chester Sub Parent Holdco, Inc. and, solely for the purposes of certain articles identified therein, Buddy Chester Sub LLC.	8-K	001-38936	2.1	October 30, 2023
3.1	Fifth Amended and Restated Certificate of Incorporation of Chewy Inc.	8-K	001-38936	3.1	July 12, 2024
3.2	Amended and Restated Bylaws of Chewy, Inc.					X
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	8-K	001-38936	4.1	March 26, 2025
10.1	Amended and Restated Investor Rights Agreement, dated as of October 30, 2023, by and among Chewy, Inc. and certain holders identified therein.	8-K	001-38936	10.1	October 30, 2023
10.2	ABL Credit Agreement dated as of June 18, 2019, among Chewy Inc., Wells Fargo Bank, National Association, as administrative agent, and the Lenders (as defined therein) party thereto	8-K	001-38936	10.4	June 18, 2019
10.3	Amendment No. 1 to the ABL Credit Agreement, dated as of August 27, 2021, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent.	8-K	001-38936	10.1	September 1, 2021
10.4	Amendment No. 2 to the ABL Credit Agreement, dated as of January 26, 2023, among Chewy, Inc., the Lenders (as defined therein) from time to time party hereto, Wells Fargo Bank, National Association as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.	8-K	001-38936	10.1	February 1, 2023
10.5	Amendment No. 3 to the ABL Credit Agreement, dated as of April 1, 2025, among Chewy, Inc., the Lenders (as defined therein) from time to time party thereto, and Wells Fargo Bank, National Association, as administration agent.	8-K	001-38936	10.1	April 2, 2025
10.6	*Form of Director and Officer Indemnification Agreement	S-1/A	333-231095	10.2	June 3, 2019
10.7	*Chewy, Inc. 2019 Omnibus Incentive Plan	S-8	333-232188	4.1	June 18, 2019
10.8	*Form of Restricted Stock Unit Agreement	S-1/A	333-231095	10.11	June 3, 2019
10.9	*Amended and Restated Executive Employment Agreement, dated June 1, 2019, between Sumit Singh and Chewy, Inc.	S-1/A	333-231095	10.8	June 3, 2019
10.10	*Offer Letter, dated February 20, 2026, between Christopher S. Deppe and Chewy, Inc.					X
10.11	*Chewy, Inc. 2022 Omnibus Incentive Plan	DEF 14A	001-38936	Filed as Appendix B	May 26, 2022
10.12	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.1	May 31, 2023
10.13	*Form of Restricted Stock Unit Agreement	10-Q	001-38936	10.2	May 31, 2023
10.14	*Form of Director Restricted Stock Unit Agreement	10-Q	001-38936	10.1	September 10, 2025
10.15	*Director Deferred Compensation Plan	10-Q	001-38936	10.2	December 6, 2023
10.16	*Executive Deferred Compensation Plan	10-Q	001-38936	10.3	December 6, 2023
10.17	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.1	May 29, 2024
10.18	*Form of Restricted Stock Unit Agreement	10-Q	001-38936	10.2	May 29, 2024
10.19	*Chewy, Inc. 2024 Omnibus Incentive Plan	DEF 14A	001-38936	Filed as Appendix B	May 24, 2024
10.20	*Form of Director Restricted Stock Unit Agreement	10-Q	001-38936	10.1	August 28, 2024
10.21	*Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38936	10.1	December 4, 2024
10.22	*Form of Restricted Stock Unit Agreement	10-Q	001-38936	10.2	December 4, 2024
19.1	Chewy, Inc. Insider Trading Policy	10-K	001-38936	19.1	March 26, 2025
21.1	Significant Subsidiaries of Chewy, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
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

CHEWY, INC.

Date:	March 25, 2026	By:	/s/ Christopher S. Deppe
Christopher S. Deppe
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sumit Singh	Chief Executive Officer and Director	March 25, 2026
Sumit Singh	(Principal Executive Officer)

/s/ Christopher S. Deppe	Chief Financial Officer	March 25, 2026
Christopher S. Deppe	(Principal Financial Officer)

/s/ William Billings	Chief Accounting Officer	March 25, 2026
William Billings	(Principal Accounting Officer)

/s/ Raymond Svider	Chairman of the Board of Directors	March 25, 2026
Raymond Svider

/s/ Fahim Ahmed	Director	March 25, 2026
Fahim Ahmed

/s/ Mathieu Bigand	Director	March 25, 2026
Mathieu Bigand

/s/ Marco Castelli	Director	March 25, 2026
Marco Castelli

/s/ Michael Chang	Director	March 25, 2026
Michael Chang

/s/ Kristine Dickson	Director	March 25, 2026
Kristine Dickson

/s/ Deborah Ellinger	Director	March 25, 2026
Deborah Ellinger

/s/ Nat Goldhaber	Director	March 25, 2026
Nat Goldhaber

/s/ David Leland	Director	March 25, 2026
David Leland

/s/ James Nelson	Director	March 25, 2026
James Nelson

/s/ Martin H. Nesbitt	Director	March 25, 2026
Martin H. Nesbitt

/s/ Lisa Sibenac	Director	March 25, 2026
Lisa Sibenac

/s/ James A. Star	Director	March 25, 2026
James A. Star