Form 10-Q
period 2026-05-03
Chewy, Inc.
filed 2026-06-10
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of June 3, 2026
Class A Common Stock, $0.01 par value per share	232,945,978
Class B Common Stock, $0.01 par value per share	176,478,229

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended May 3, 2026

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2026 contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our share repurchase program, our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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

You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current assumptions, expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026, in our other filings with the Securities and Exchange Commission, our subsequent quarterly reports, and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	As of
	May 3, 2026	February 1, 2026
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$485.2	$860.1
Marketable securities	34.9	18.7
Accounts receivable	231.4	222.2
Inventories	1,007.9	864.8
Prepaid expenses and other current assets	78.7	70.0
Total current assets	1,838.1	2,035.8
Property and equipment, net	556.4	552.3
Intangible assets, net	88.3	0.3
Operating lease right-of-use assets	436.8	467.9
Goodwill	113.2	39.4
Deferred tax assets	232.2	232.2
Other non-current assets	38.7	38.5
Total assets	$3,303.7	$3,366.4
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,311.1	$1,221.4
Accrued expenses and other current liabilities	1,033.4	1,080.2
Total current liabilities	2,344.5	2,301.6
Operating lease liabilities	484.1	518.7
Other long-term liabilities	50.9	48.2
Total liabilities	2,879.5	2,868.5
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of May 3, 2026 and February 1, 2026	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 233,371,630 and 238,647,144 shares issued and outstanding as of May 3, 2026 and February 1, 2026, respectively	2.3	2.4
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 176,478,229 and 176,478,229 shares issued and outstanding as of May 3, 2026 and February 1, 2026, respectively	1.8	1.8
Additional paid-in capital	1,684.5	1,852.9
Accumulated deficit	(1,265.3)	(1,360.1)
Accumulated other comprehensive income	0.9	0.9
Total stockholders’ equity	424.2	497.9
Total liabilities and stockholders’ equity	$3,303.7	$3,366.4

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(Unaudited)

	13 Weeks Ended
	May 3, 2026	May 4, 2025
Net sales	$3,357.2	$3,116.0
Cost of goods sold	2,345.8	2,192.2
Gross profit	1,011.4	923.8
Operating expenses:
Selling, general and administrative	676.8	653.1
Advertising and marketing	206.1	193.8
Total operating expenses	882.9	846.9
Income from operations	128.5	76.9
Interest and other income, net	2.8	1.0
Income before income tax provision	131.3	77.9
Income tax provision (benefit)	36.5	15.5
Net income	$94.8	$62.4

Comprehensive income:
Net income	$94.8	$62.4
Foreign currency translation adjustments	—	0.4
Comprehensive income	$94.8	$62.8

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.23	$0.15
Diluted	$0.23	$0.15
Weighted-average common shares used in computing earnings per share:
Basic	413.8	413.7
Diluted	419.1	425.3

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	13 Weeks Ended May 3, 2026
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of February 1, 2026	415.1	$4.2	$1,852.9	$(1,360.1)	$0.9	$497.9
Share-based compensation expense	—	—	66.9	—	—	66.9
Vesting of share-based compensation awards	3.6	—	—	—	—	—
Tax withholdings for share-based compensation awards	(1.3)	—	(34.0)	—	—	(34.0)
Repurchases of common stock	(7.6)	(0.1)	(201.3)	—	—	(201.4)
Net income	—	—	—	94.8	—	94.8
Balance as of May 3, 2026	409.8	$4.1	$1,684.5	$(1,265.3)	$0.9	$424.2

	13 Weeks Ended May 4, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of February 2, 2025	413.6	$4.1	$1,840.2	$(1,582.9)	$0.1	$261.5
Share-based compensation expense	—	—	74.5	—	—	74.5
Vesting of share-based compensation awards	2.1	0.1	(0.1)	—	—	—
Repurchases of common stock	(0.6)	—	(23.2)	—	—	(23.2)
Net income	—	—	—	62.4	—	62.4
Other comprehensive income	—	—	—	—	0.4	0.4
Balance as of May 4, 2025	415.1	$4.2	$1,891.4	$(1,520.5)	$0.5	$375.6

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	13 Weeks Ended
	May 3, 2026	May 4, 2025
Cash flows from operating activities
Net income	$94.8	$62.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.0	30.0
Share-based compensation expense	66.9	74.5
Non-cash lease expense	9.3	8.6
Change in fair value of equity warrants and investments	0.6	2.6
Unrealized foreign currency (gains) losses, net	—	(0.2)
Other adjustments	2.1	4.9
Net change in operating assets and liabilities:
Accounts receivable	(8.4)	(30.9)
Inventories	(128.0)	30.1
Prepaid expenses and other current assets	(6.6)	(27.4)
Other non-current assets	(1.9)	(0.5)
Trade accounts payable	83.6	1.1
Accrued expenses and other current liabilities	(33.4)	(61.7)
Operating lease liabilities	(10.2)	(9.2)
Other long-term liabilities	2.7	2.1
Net cash provided by operating activities	108.5	86.4
Cash flows from investing activities
Capital expenditures	(37.7)	(37.7)
Proceeds from maturities of marketable securities	5.3	—
Purchases of marketable securities	(21.4)	—
Cash paid for acquisition of business, net of cash acquired	(174.8)	—
Other investing activities	—	(3.5)
Net cash (used in) provided by investing activities	(228.6)	(41.2)
Cash flows from financing activities
Repurchases of common stock	(200.0)	(23.1)
Proceeds from, net of income taxes paid for, parent reorganization transaction	—	1.6
Principal repayments of finance lease obligations	—	(0.1)
Payments of secondary offering costs	—	(0.5)
Payments for tax withholdings related to vesting of share-based compensation awards	(53.3)	—
Other financing activities	(1.5)	(2.9)
Net cash used in financing activities	(254.8)	(25.0)
Effect of exchange rate changes on cash and cash equivalents	—	0.4
Net (decrease) increase in cash and cash equivalents	(374.9)	20.6
Cash and cash equivalents, as of beginning of period	860.1	595.8
Cash and cash equivalents, as of end of period	$485.2	$616.4
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

As of June 3, 2026, BC Partners Advisors LP (“BC Partners”) and its affiliates, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”) control a majority of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange.

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

On the Closing Date, affiliates of BC Partners transferred $1.9 billion to the Company to be used to fund: (i) tax obligations of its affiliates that were inherited by the Company as a result of the Transactions and (ii) expenses incurred by the Company in connection with the Transactions. The Merger Agreement requires affiliates of BC Partners to indemnify the Company for certain tax liabilities and includes customary indemnifications related to the Transactions. For additional information, see Note 12 - Income Taxes and Note 14 - Certain Relationships and Related Party Transactions.

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

All adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended May 3, 2026 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2026 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026 (“10-K Report”).

Fiscal Year

The Company has a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. The Company’s 2026 fiscal year ends on January 31, 2027 and is a 52-week year. The Company’s 2025 fiscal year ended February 1, 2026 and was a 52-week year.

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in millions):

	As of
	May 3, 2026	February 1, 2026
Outbound fulfillment	$483.0	$506.6
Advertising and marketing	131.3	148.4
Payroll liabilities	64.9	112.3
Accrued expenses and other	354.2	312.9
Total accrued expenses and other current liabilities	$1,033.4	$1,080.2

Stockholders’ Equity

Share Repurchase Activity

Share Repurchase Program

On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its Class A common stock, par value $0.01 per share (the “Class A common stock”), and/or Class B common stock, par value $0.01 per share (the “Class B common stock” and together with the Class A common stock, the “common stock”), pursuant to a share repurchase program (the “Repurchase Program”). On April 7, 2026, the Company’s Board of Directors approved an increase of $500 million to the Repurchase Program. Under the Repurchase Program, the Company may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, in privately negotiated transactions, through repurchases made in compliance with Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or other means. The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. The Repurchase Program does not require the Company to repurchase any specific dollar amount or to acquire any specific number of shares of common stock. The Repurchase Program has no expiration date and may be modified, suspended, or terminated at any time.

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

During the thirteen weeks ended May 3, 2026, 7,599,226 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program for a total cost of $200 million, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of May 3, 2026, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $550.0 million. As of May 3, 2026, the total unpaid cost of share repurchases was $1.4 million for excise taxes.

Interest and Other Income (Expense), net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense in relation to its borrowing facilities, finance leases, and unrecognized tax benefits. The following table provides additional information about the Company’s interest income (expense), net (in millions):

	13 Weeks Ended
	May 3, 2026	May 4, 2025
Interest income	$4.0	$4.5
Interest expense	(1.2)	(1.3)
Interest income, net	$2.8	$3.2

The Company made interest cash payments of $0.6 million and $0.6 million during the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.

Other Income (Expense), net

The Company’s other income (expense), net consists of: (i) changes in the fair value of equity warrants, investments, and tax indemnification receivables, (ii) foreign currency transaction gains and losses, and (iii) allowances for credit losses on marketable securities. The following table provides additional information about the Company’s other (expense) income, net (in millions):

	13 Weeks Ended
	May 3, 2026	May 4, 2025
Change in fair value of equity warrants	$—	$(2.6)
Foreign currency transaction (losses) gains	—	(0.1)
Change in fair value of equity investments	(0.3)	—
Change in fair value of tax indemnification receivables	0.3	0.5
Other (expense) income, net	$—	$(2.2)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new ASUs during the thirteen weeks ended May 3, 2026.

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

3.    Acquisitions

SmartPak Acquisition

On October 28, 2025, the Company entered into a definitive agreement to acquire SmartPak Equine, LLC (“SmartPak”). Under the terms of the definitive agreement, on February 2, 2026, the Company completed the acquisition of 100% of the membership interest in SmartPak, and SmartPak became a wholly-owned subsidiary of the Company. SmartPak is a leading provider of equine health and nutrition products and the acquisition is expected to further strengthen the Company’s pet healthcare and specialty product offerings.

The following table reconciles the estimated purchase price to the cash paid for the acquisition, net of cash acquired (in millions):

Estimated purchase price	$175.0
Less: cash acquired	0.2
Cash paid for acquisition of business, net of cash acquired	$174.8

The SmartPak transaction was accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values, with the remaining unallocated purchase price recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets acquired:
Cash and cash equivalents	$0.2
Accounts receivable	0.6
Inventories	15.2
Prepaid expenses and other current assets	2.7
Property and equipment, net	4.7
Operating lease right-of-use assets	2.5
Goodwill	73.9
Identified intangible assets	88.0
Other non-current assets	0.1
Liabilities assumed:
Accounts payable	(6.1)
Accrued expenses and other current liabilities	(6.5)
Other long-term liabilities	(0.3)
Estimated purchase price	$175.0

As of May 3, 2026, the purchase price allocation is considered preliminary and is subject to change based on the final value of the net assets acquired. Pro forma information for the SmartPak acquisition has not been provided as the impact was not material to the Company’s consolidated results of operations.

Based on a preliminary allocation, in connection with this acquisition, the Company recorded goodwill of $73.9 million, the majority of which is anticipated to be deductible for tax purposes. The identified intangible assets consisted of $46.0 million of customer relationships, $33.0 million of trademarks, and $9.0 million of product portfolio with an amortization period of 17, 19, and 6 years, respectively. For more information, see Note 6 - Identified Intangible Assets.

4.    Financial Instruments

Cash equivalents are carried at cost, which approximates fair value and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen weeks ended May 3, 2026. Further, as of May 3, 2026, the Company did not record an allowance for credit losses related to its fixed income securities.

Vested equity warrants and equity investments in public companies that have readily determinable fair values are carried at fair value and are classified within Level 1 because they are valued using quoted market prices.

The following table includes a summary of financial instruments measured at fair value as of May 3, 2026 (in millions):

	Level 1	Level 2	Level 3
Cash	$475.3	$—	$—
Commercial paper	9.9	—	—
Cash and cash equivalents	485.2	—	—
Corporate bonds	24.0	—	—
Commercial paper	9.9	—	—
Equity investments	1.0	—	—
Marketable securities	34.9	—	—
Total financial instruments	$520.1	$—	$—

The following table includes a summary of financial instruments measured at fair value as of February 1, 2026 (in millions):

	Level 1	Level 2	Level 3
Cash	$858.8	$—	$—
Corporate bonds	1.3	—	—
Cash and cash equivalents	860.1	—	—
Corporate bonds	17.6	—	—
Equity investments	1.1	—	—
Marketable securities	18.7	—	—
Total financial instruments	$878.8	$—	$—

The Company held no financial instruments measured using Level 3 significant unobservable inputs as of May 3, 2026.

5.    Property and Equipment, net

The following is a summary of property and equipment, net (in millions):

	As of
	May 3, 2026	February 1, 2026
Furniture, fixtures and equipment	$277.6	$267.8
Computer equipment	82.6	81.7
Internal-use software	303.0	282.4
Leasehold improvements	435.9	428.8
Construction in progress	20.4	20.0
	1,119.5	1,080.7
Less: accumulated depreciation and amortization	563.1	528.4
Property and equipment, net	$556.4	$552.3

Internal-use software includes labor and license costs associated with software development for internal use and is amortized using the straight-line method over the estimated useful life of the software. The following is a summary of internal-use software, net (in millions):

	As of
	May 3, 2026	February 1, 2026
Internal-use software	$303.0	$282.4
Less: accumulated amortization	177.6	166.0
Internal-use software, net	$125.4	$116.4

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended May 3, 2026 and May 4, 2025, the Company recorded depreciation expense on property and equipment of $24.2 million and $19.7 million, respectively, and amortization expense related to internal-use software costs of $11.3 million and $10.1 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

6.    Intangible Assets, net

The following table provides information about the Company’s identified intangible assets (in millions, except for weighted-average remaining life):

	As of May 3, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (years)
Definite-lived intangibles
Customer relationships	46.0	$(0.7)	45.3	16.8
Trademarks	33.0	$(0.4)	32.6	18.8
Product portfolio	9.0	$(0.4)	8.6	5.8
Indefinite-lived intangibles
Business licenses	1.8	—	1.8	Indefinite
Total intangible assets	$89.8	$(1.5)	$88.3	0

For the thirteen weeks ended May 3, 2026 and May 4, 2025, the Company recorded amortization expense related to intangible assets of $1.5 million and $0.4 million, respectively.

For the thirteen weeks ended May 3, 2026 and May 4, 2025, the Company did not record any impairment charges on intangible assets.

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

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either a base rate or a term Secured Overnight Financing Rate (“SOFR”) (with no credit spread adjustment) at the Company’s option, plus a margin determined based on the Company's average excess availability, which is either (i) 0.25%, 0.50%, or 0.75% for borrowings at the base rate, or (ii) 1.25%, 1.50%, or 1.75% for SOFR borrowings. The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. The ABL Credit Facility contains customary affirmative and negative covenants, all of which the Company is in compliance with. Based on the Company’s borrowing base as of May 3, 2026, which is reduced by standby letters of credit, the Company had $783.1 million of borrowing capacity under the ABL Credit Facility. As of May 3, 2026 and February 1, 2026, the Company did not have any outstanding borrowings under the ABL Credit Facility, respectively.

9.    Leases

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

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in millions):

		As of
Leases	Balance Sheet Classification	May 3, 2026	February 1, 2026
Assets
Operating	Operating lease right-of-use assets	$436.8	$467.9
Total operating lease assets		$436.8	$467.9
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$39.3	$38.1
Non-current
Operating	Operating lease liabilities	484.1	518.7
Total operating lease liabilities		$523.4	$556.8

For the thirteen weeks ended May 3, 2026, assets acquired in exchange for new operating lease liabilities were $5.1 million. Lease expense primarily relates to operating lease costs and were included within selling, general and administrative expenses in the condensed consolidated statements of operations. Lease expense for the thirteen weeks ended May 3, 2026 and May 4, 2025 was $27.3 million and $27.2 million, respectively.

Cash flows used in operating activities related to operating leases were approximately $27.2 million and $27.0 million for the thirteen weeks ended May 3, 2026 and May 4, 2025, respectively.

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

The following table presents information about the Company’s measures of segment profit and significant segment expenses regularly provided to the CODM (in millions):

	13 Weeks Ended
	May 3, 2026	May 4, 2025
Net sales	$3,357.2	$3,116.0
Cost of goods sold	2,345.8	2,192.2
Gross profit	1,011.4	923.8
Fulfillment costs	357.9	346.4
Share-based compensation expense and related taxes	73.4	78.0
Depreciation and amortization	37.0	30.0
Other selling, general, and administrative expenses	208.5	198.7
Advertising and marketing expenses	206.1	193.8
Income tax provision (benefit)	36.5	15.5
Interest and other income, net	(2.8)	(1.0)
Net income	$94.8	$62.4

The CODM reviews assets on a consolidated basis as presented on our Condensed Consolidated Balance Sheets.

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the thirteen weeks ended May 3, 2026 (in millions, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of February 1, 2026	20.7	$27.77
Granted	14.7	$26.61
Vested	(3.6)	$29.70
Forfeited	(1.3)	$27.04
Unvested and outstanding as of May 3, 2026	30.5	$27.01

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	13 Weeks Ended
	May 3, 2026	May 4, 2025
Weighted average grant-date fair value of RSUs	$26.61	$33.36
Total fair value of vested RSUs (in millions)	$61.7	$77.4

As of May 3, 2026, total unrecognized compensation expense related to unvested RSUs was $770.7 million and is expected to be recognized over a weighted-average expected performance period of 3.0 years.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the thirteen weeks ended May 3, 2026 (in millions, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of February 1, 2026	2.1	$20.92
Granted	1.2	$28.31
Vested	—	$—
Forfeited	(0.3)	$21.02
Unvested and outstanding as of May 3, 2026	3.0	$23.87

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	13 Weeks Ended
	May 3, 2026	May 4, 2025
Weighted average grant-date fair value of PRSUs	$28.31	$26.35
Total fair value of vested PRSUs (in millions)	$—	$—

As of May 3, 2026, total unrecognized compensation expense related to unvested PRSUs was $44.7 million and is expected to be recognized over a weighted-average expected performance period of 2.2 years.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of Class A common stock on the date of grant.

As of May 3, 2026, there were 63.1 million additional shares of Class A common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in millions):

	13 Weeks Ended
	May 3, 2026	May 4, 2025
RSUs	$64.9	$67.6
PRSUs	2.0	6.9
Total share-based compensation expense	$66.9	$74.5

12.    Income Taxes

Income Tax Provision

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company recorded an income tax provision during the thirteen weeks ended May 3, 2026 and May 4, 2025 of $36.5 million and $15.5 million, respectively. The Company’s effective tax rate for the thirteen weeks ended May 3, 2026 was higher than the U.S federal statutory rate, primarily due to state income taxes and shortfall from share-based compensation, partially offset by federal and state research and development credits.

Deferred Tax Assets and Valuation Allowances

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income prior to the expiration of tax attributes to support the utilization of these assets. As of May 3, 2026 and February 1, 2026, the Company maintained a full valuation allowance of $27.4 million against its foreign net deferred tax assets and certain U.S. state deferred tax assets.

Tax Payments and Refunds

In the aggregate, the Company paid $0.4 million, net of refunds received, for federal, state, and foreign income taxes, including those assumed in connection with the Transactions, during the thirteen weeks ended May 3, 2026 and received refunds for income taxes, net of payments made, of $1.4 million during the thirteen weeks ended May 4, 2025.

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

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in millions, except per share data):

	13 Weeks Ended
	May 3, 2026	May 4, 2025
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$94.8	$62.4
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	413.8	413.7
Effect of dilutive share-based awards	5.3	11.6
Diluted	419.1	425.3
Anti-dilutive share-based awards excluded from diluted common shares	12.1	2.9
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.23	$0.15
Diluted	$0.23	$0.15

14.    Certain Relationships and Related Party Transactions

As of May 3, 2026 and February 1, 2026, the Company had a receivable from affiliates of BC Partners of $0.5 million and $0.5 million, respectively, with respect to tax payments made in connection with the Transactions, which was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets. For more information, see Note 12 - Income Taxes.

As of May 3, 2026 and February 1, 2026, the Company had a receivable from affiliates of BC Partners of $19.2 million and $18.9 million, respectively, with respect to the indemnification for certain tax liabilities in connection with the Transactions, which was included in other non-current assets on the Company’s condensed consolidated balance sheets.

15.    Subsequent Events

On May 21, 2026, the Company completed the acquisition of Modern Animal, Inc. (“Modern Animal”), a technology-forward veterinary platform. This acquisition further strengthens Chewy’s integrated pet healthcare ecosystem. The purchase price was $400 million for 100% of the issued and outstanding stock in Modern Animal, and was funded using cash on hand. As of the date the financial statements are available to be issued, the Company has not completed the purchase price allocation. Disclosures related to the identification and measurement of identifiable assets acquired and liabilities assumed, including the allocation of the purchase price and the determination of goodwill, will be provided in the second quarter of Fiscal Year 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2026 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-Q Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

We are unable to predict the duration and ultimate impact of evolving macroeconomic conditions on the broader economy or our operations and liquidity. As such, macroeconomic risks and uncertainties remain. Refer to the section titled “Cautionary Note Regarding Forward-Looking Statements” in this 10-Q Report and the section titled “Risk Factors” in Item 1A of our 10-K Report for the fiscal year ended February 1, 2026.

Fiscal Year End

We have a 52- or 53-week fiscal year ending each year on the Sunday that is closest to January 31 of that year. Our 2026 fiscal year ends on January 31, 2027 and is a 52-week year. Our 2025 fiscal year ended February 1, 2026 and was a 52-week year.

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

Adjusted net income and Adjusted earnings per share exclude certain non-cash and non-recurring items, including share-based compensation and related taxes, releases of valuation allowances associated with deferred tax assets, transaction-related costs, changes in the fair value of equity warrants, and severance and exit costs. Beginning in the first quarter of 2026, Adjusted net income excludes transaction-related costs prospectively.

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

	13 Weeks Ended
(in millions, except net sales per active customer, per share data, and percentages)	May 3, 2026	May 4, 2025	% Change
Financial and Operating Data
Net sales	$3,357.2	$3,116.0	7.7%
Net income (1)	$94.8	$62.4	51.9%
Net margin	2.8%	2.0%
Adjusted EBITDA (2)	$253.1	$192.7	31.3%
Adjusted EBITDA margin (2)	7.5%	6.2%
Adjusted net income (2)	$179.9	$148.9	20.8%
Earnings per share, basic (1)	$0.23	$0.15	53.3%
Earnings per share, diluted (1)	$0.23	$0.15	53.3%
Adjusted earnings per share, basic (2)	$0.43	$0.36	19.4%
Adjusted earnings per share, diluted (2)	$0.43	$0.35	22.9%
Net cash provided by operating activities	$108.5	$86.4	25.6%
Free cash flow (2)	$70.8	$48.7	45.4%
Active customers	21.497	20.756	3.6%
Net sales per active customer	$597	$583	2.4%
Autoship customer sales	$2,832.6	$2,562.7	10.5%
Autoship customer sales as a percentage of net sales	84.4%	82.2%
(1) Includes share-based compensation expense and related taxes of $73.4 million for the thirteen weeks ended May 3, 2026, compared to $78.0 million for the thirteen weeks ended May 4, 2025.
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

Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents a reconciliation of net income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated:

(in millions, except percentages)	13 Weeks Ended
Reconciliation of Net Income to Adjusted EBITDA	May 3, 2026	May 4, 2025
Net income	$94.8	$62.4
Add (deduct):
Depreciation and amortization	37.0	30.0
Share-based compensation expense and related taxes	73.4	78.0
Interest income, net	(2.8)	(3.2)
Change in fair value of equity warrants	—	2.6
Income tax provision	36.5	15.5
Severance costs	—	5.9
Transaction related costs	9.8	0.1
Exit costs	1.9	—
Other	2.5	1.4
Adjusted EBITDA	$253.1	$192.7
Net sales	$3,357.2	$3,116.0
Net margin	2.8%	2.0%
Adjusted EBITDA margin	7.5%	6.2%

Adjusted Net Income and Adjusted Basic and Diluted Earnings per Share

The following table presents a reconciliation of net income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated:

(in millions, except per share data)	13 Weeks Ended
Reconciliation of Net Income to Adjusted Net Income	May 3, 2026	May 4, 2025
Net income	$94.8	$62.4
Add:
Share-based compensation expense and related taxes	73.4	78.0
Change in fair value of equity warrants	—	2.6
Severance costs	—	5.9
Transaction related costs	9.8	—
Exit costs	1.9	—
Adjusted net income	$179.9	$148.9
Weighted-average common shares used in computing earnings per share and adjusted earnings per share:
Basic	413.8	413.7
Effect of dilutive share-based awards	5.3	11.6
Diluted	419.1	425.3
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.23	$0.15
Diluted	$0.23	$0.15
Adjusted basic	$0.43	$0.36
Adjusted diluted	$0.43	$0.35

Free Cash Flow

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

(in millions)	13 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	May 3, 2026	May 4, 2025
Net cash provided by operating activities	$108.5	$86.4
Deduct:
Capital expenditures	(37.7)	(37.7)
Free Cash Flow	$70.8	$48.7

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

Results of Consolidated Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

	13 Weeks Ended
				% of net sales
(in millions, except percentages)	May 3, 2026	May 4, 2025	% Change	May 3, 2026	May 4, 2025
Consolidated Statements of Operations
Net sales	$3,357.2	$3,116.0	7.7%	100.0%	100.0%
Cost of goods sold	2,345.8	2,192.2	7.0%	69.9%	70.4%
Gross profit	1,011.4	923.8	9.5%	30.1%	29.6%
Operating expenses:
Selling, general and administrative	676.8	653.1	3.6%	20.2%	21.0%
Advertising and marketing	206.1	193.8	6.3%	6.1%	6.2%
Total operating expenses	882.9	846.9	4.3%	26.3%	27.2%
Income from operations	128.5	76.9	67.1%	3.8%	2.5%
Interest and other income, net	2.8	1.0	180.0%	0.1%	0.0%
Income before income tax provision	131.3	77.9	68.5%	3.9%	2.5%
Income tax provision (benefit)	36.5	15.5	135.5%	1.1%	0.5%
Net income	$94.8	$62.4	51.9%	2.8%	2.0%

Net Sales

	13 Weeks Ended
(in millions, except percentages)	May 3, 2026	May 4, 2025	$ Change	% Change
Consumables	$2,292.4	$2,177.9	$114.5	5.3%
Hardgoods	394.8	342.2	52.6	15.4%
Pet health and specialty products	562.7	496.7	66.0	13.3%
Other	107.3	99.2	8.1	8.2%
Net sales	$3,357.2	$3,116.0	$241.2	7.7%

Net sales for the thirteen weeks ended May 3, 2026 increased by $241.2 million, or 7.7%, to $3.4 billion compared to $3.1 billion for the thirteen weeks ended May 4, 2025. This increase was primarily driven by growth in active customers, which improved by 3.6%, to 21.5 million, and higher net sales per active customer, which increased $14, to $597 in the thirteen weeks ended May 3, 2026 compared to the thirteen weeks ended May 4, 2025, driven by growth across our consumables, pet health and specialty products, and hardgoods businesses. On February 2, 2026, the Company completed the acquisition of SmartPak whose net sales were not material for the thirteen weeks ended May 3, 2026 and are included within pet health and specialty products.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended May 3, 2026 increased by $153.6 million, or 7.0%, to $2.3 billion compared to $2.2 billion in the thirteen weeks ended May 4, 2025. This increase was primarily due to higher sales coupled with increased outbound freight and shipping supply costs.

Gross profit for the thirteen weeks ended May 3, 2026 increased by $87.6 million, or 9.5%, to $1,011.4 million compared to $923.8 million in the thirteen weeks ended May 4, 2025. This increase was primarily due to the year-over-year increase in net sales as described above. Gross margin for the thirteen weeks ended May 3, 2026 was 30.1%, an increase of 50 basis points compared to 29.6% for the thirteen weeks ended May 4, 2025, and is driven by growth in sponsored ads and margin growth across our consumables business.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended May 3, 2026 increased by $23.7 million, or 3.6%, to $676.8 million compared to $653.1 million in the thirteen weeks ended May 4, 2025. The majority of the increase is associated with network-wide fulfillment costs, which were collectively incurred to support the overall growth of the business, our pharmacy fulfillment network, and veterinary clinics. This also included an increase in other selling, general, and administrative expenses of $9.61 million attributable to transaction-related costs with the SmartPak acquisition, as well as a modest increase in expanded hosting and software infrastructure requirements.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended May 3, 2026 increased by $12.3 million, or 6.3%, to $206.1 million compared to $193.8 million in the thirteen weeks ended May 4, 2025. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels contributing to new customer acquisition and improved customer retention.

Interest and Other Income (Expense), net

Interest income for the thirteen weeks ended May 3, 2026 decreased by $0.4 million, to $2.8 million compared to interest income of $3.2 million in the thirteen weeks ended May 4, 2025. This decrease was due to a decrease in interest income generated from marketable securities, which matured during the thirteen weeks ended May 4, 2025.

Other expense, net, was nil for the thirteen weeks ended May 3, 2026 compared to other expense, net, of $2.2 million in the thirteen weeks ended May 4, 2025.

Income Tax Provision (Benefit)

Our effective tax rate for the thirteen weeks ended May 3, 2026 was higher than the U.S. federal statutory rate, primarily due to state income taxes and shortfall from share-base compensation partially offset by federal and state research and development credits.

Income tax provision for the thirteen weeks ended May 3, 2026 increased by $21.0 million, to $36.5 million compared to income tax provision of $15.5 million in the thirteen weeks ended May 4, 2025, driven primarily by higher pre-tax income.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consisted primarily of cash on deposit with banks. Cash and cash equivalents totaled $485.2 million as of May 3, 2026, a decrease of $374.9 million from February 1, 2026.

We believe that our cash and cash equivalents, marketable securities, and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements, and contractual obligations for at least the next twelve months. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures, share repurchases, or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our 10-K Report for the fiscal year ended February 1, 2026. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Cash Flows

	13 Weeks Ended
($ in millions)	May 3, 2026	May 4, 2025
Net cash provided by operating activities	$108.5	$86.4
Net cash (used in) provided by investing activities	$(228.6)	$(41.2)
Net cash used in financing activities	$(254.8)	$(25.0)

Operating Activities

Net cash provided by operating activities was $108.5 million for the thirteen weeks ended May 3, 2026, which primarily consisted of $94.8 million of net income and $115.9 million of non-cash adjustments, including share-based compensation expense of $66.9 million and depreciation and amortization expense of $37.0 million. These amounts were partially offset by working capital changes of $92.8 million, which were primarily driven by a decrease in accrued expenses and other current liabilities, coupled with an increase in accounts receivable and prepaid expenses and other current assets. These changes were partially offset by a decrease in inventories.

Net cash provided by operating activities was $86.4 million for the thirteen weeks ended May 4, 2025, which primarily consisted of $62.4 million of net income, $120.4 million of non-cash adjustments, such as share-based compensation expense of $74.5 million and depreciation and amortization expense of $30.0 million, partially offset by a cash decrease of $88.8 million from working capital. Cash decreases from working capital were primarily driven by a decrease in other current liabilities and an increase in inventories, receivables, and other current assets, partially offset by an increase in payables.

Investing Activities

Net cash used in investing activities was $228.6 million for the thirteen weeks ended May 3, 2026, primarily consisting of $174.8 million for acquisition of SmartPak, and $37.7 million for capital expenditures related to expanding operations at our fulfillment centers, veterinary clinics, and future pharmacy facility capabilities.

Net cash used in investing activities was $41.2 million for the thirteen weeks ended May 4, 2025, primarily consisting of $37.7 million for capital expenditures related to expanding operations at our Houston, Texas fulfillment center, veterinary clinics, and future pharmacy facility capabilities.

Financing Activities

Net cash used in financing activities was $254.8 million for the thirteen weeks ended May 3, 2026 primarily consisting of $200.0 million for repurchases of common stock, and $53.3 million for tax withholdings related to vesting of share-based compensation awards.

Net cash used in financing activities was $25.0 million for the thirteen weeks ended May 4, 2025, primarily consisting of $23.1 million for repurchases of common stock, as well as payments for secondary offering costs, and principal repayments of finance lease obligations.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”), which matures on April 1, 2030 following an amendment entered into on April 1, 2025, and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). Based on our borrowing base as of May 3, 2026, which is reduced by standby letters of credit, we had $783.1 million of borrowing capacity under the ABL Credit Facility. As of May 3, 2026 and February 1, 2026, we did not have any outstanding borrowings under the ABL Credit Facility, respectively.

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

On April 7, 2026, the Board of Directors approved an increase of $500 million to the Repurchase Program. The actual timing and amount of any share repurchases remains subject to a variety of factors, including stock price, trading volume, market conditions, compliance with applicable legal requirements, and other general business considerations. We are not required to repurchase any specific dollar amount or to acquire any specific number of shares of common stock. The Repurchase Program has no expiration date and may be modified, suspended, or terminated at any time.

During the thirteen weeks ended May 3, 2026, 7,599,226 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program for a total cost of $200.0 million, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of May 3, 2026, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $550.0 million. As of May 3, 2026, the total unpaid cost of share repurchases was $1.4 million for excise taxes.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Item 1 of Part I, “Financial Statements (Unaudited) - Note 2 - Basis of Presentation and Significant Accounting Policies - Recent Accounting Pronouncements” and is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 3, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended May 3, 2026.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning legal proceedings is provided in Item 1 of Part I, “Financial Statements (Unaudited)–Note 7– Commitments and Contingencies–Legal Matters” and is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to shares of Class A common stock repurchased by Chewy, Inc. during the thirteen weeks ended May 3, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions) (3)(4)
February 2, 2026 - March 1, 2026	—	$—	—	$249.9
March 2, 2026 - April 5, 2026	3,409,506	$26.50	3,409,506	$159.5
April 6, 2026 - May 3, 2026	4,189,720	$26.14	4,189,720	$550.0
Total	7,599,226		7,599,226
(1) The purchased shares consisted of 7,599,226 shares of Class A common stock repurchased pursuant to the Repurchase Program.
(2) Average price paid per share under the Repurchase Program excludes the cost of commissions and excise taxes associated with the repurchases.
(3) On May 24, 2024, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of the Company’s common stock pursuant to the Repurchase Program. On April 7, 2026, the Company’s Board of Directors approved an increase of $500 million to the Company’s previously authorized share repurchase program. The Repurchase Program has no expiration date and may be modified, suspended or terminated at any time. The average price paid per share and approximate dollar value of shares that may yet be purchased under the Repurchase Program excludes the cost of commissions and excise taxes associated with the repurchases. Refer to Note 2 in the “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q for additional information.

(4) Approximate dollar value of shares that may yet be purchased under the Repurchase Program excludes the cost of commissions and excise taxes associated with the repurchases.

Restricted Stock Unit Share Withholding

We withhold shares of our Class A common stock associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units and performance-based restricted stock units awards under our employee equity incentive program. During the thirteen weeks ended May 3, 2026, we withheld approximately $1.3 million shares for a total value of $34.0 million through net share settlements. Refer to Note 11 in the “Notes to Condensed Consolidated Financial Statements” for additional discussion of our equity incentive plans.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the thirteen weeks ended May 3, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
X
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1	Offer Letter, dated February 20, 2026 between Christopher S Deppe and Chewy Inc.					X
10.2	2026 PRSU Award Agreement - SLT					X
10.3	2026 PRSU Award Agreement - C10					X
10.4	2026 RSU Award Agreement - C08					X
10.5	2026 RSU Award Agreement C04-C07					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

CHEWY, INC.

Date:	June 10, 2026	By:	/s/ Christopher S. Deppe
Christopher S. Deppe
Chief Financial Officer