Form 10-Q
period 2026-08-02
Chewy, Inc.
filed 2026-09-09
CIK 1766502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding as of September 2, 2026
Class A Common Stock, $0.01 par value per share	225,449,020
Class B Common Stock, $0.01 par value per share	176,478,229

CHEWY, INC.
FORM 10-Q
For the Quarterly Period Ended August 2, 2026

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2026 contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our share repurchase program, our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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

Item 1. Financial Statements (Unaudited)

CHEWY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	As of
	August 2, 2026	February 1, 2026
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$611.0	$860.1
Marketable securities	1.2	18.7
Accounts receivable	232.1	222.2
Inventories	924.7	864.8
Prepaid expenses and other current assets	76.3	70.0
Total current assets	1,845.3	2,035.8
Property and equipment, net	624.8	552.3
Intangible assets, net	149.7	0.3
Operating lease right-of-use assets	482.1	467.9
Goodwill	334.1	39.4
Deferred tax assets	264.7	232.2
Other non-current assets	39.9	38.5
Total assets	$3,740.6	$3,366.4
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,166.0	$1,221.4
Accrued expenses and other current liabilities	1,033.4	1,080.2
Current portion of long-term debt	3.0	—
Total current liabilities	2,202.4	2,301.6
Operating lease liabilities	527.2	518.7
Long-term debt, net	588.7	—
Other long-term liabilities	51.8	48.2
Total liabilities	3,370.1	2,868.5
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding as of August 2, 2026 and February 1, 2026	—	—
Class A common stock, $0.01 par value per share, 1,500,000,000 shares authorized, 224,993,295 and 238,647,144 shares issued and outstanding as of August 2, 2026 and February 1, 2026, respectively	2.2	2.4
Class B common stock, $0.01 par value per share, 395,000,000 shares authorized, 176,478,229 and 176,478,229 shares issued and outstanding as of August 2, 2026 and February 1, 2026, respectively	1.8	1.8
Additional paid-in capital	1,550.7	1,852.9
Accumulated deficit	(1,184.8)	(1,360.1)
Accumulated other comprehensive income	0.6	0.9
Total stockholders’ equity	370.5	497.9
Total liabilities and stockholders’ equity	$3,740.6	$3,366.4

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net sales	$3,330.2	$3,104.2	$6,687.4	$6,220.2
Cost of goods sold	2,319.0	2,162.0	4,664.8	4,354.2
Gross profit	1,011.2	942.2	2,022.6	1,866.0
Operating expenses:
Selling, general and administrative	704.4	671.9	1,381.2	1,325.0
Advertising and marketing	214.8	200.6	420.9	394.4
Total operating expenses	919.2	872.5	1,802.1	1,719.4
Income from operations	92.0	69.7	220.5	146.6
Interest and other income, net	19.9	4.3	22.7	5.3
Income before income tax provision	111.9	74.0	243.2	151.9
Income tax provision	31.4	12.0	67.9	27.5
Net income	$80.5	$62.0	$175.3	$124.4

Comprehensive income:
Net income	$80.5	$62.0	$175.3	$124.4
Foreign currency translation adjustments	(0.3)	0.2	(0.3)	0.6
Comprehensive income	$80.2	$62.2	$175.0	$125.0

Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.20	$0.15	$0.43	$0.30
Diluted	$0.20	$0.14	$0.42	$0.29
Weighted-average common shares used in computing earnings per share:
Basic	406.4	414.2	410.1	413.9
Diluted	410.1	428.4	414.6	426.8

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	13 Weeks Ended August 2, 2026
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of May 3, 2026	409.8	$4.1	$1,684.5	$(1,265.3)	$0.9	$424.2
Share-based compensation expense	—	—	83.5	—	—	83.5
Vesting of share-based compensation awards	2.3	—	—	—	—	—
Tax withholdings for share-based compensation awards	(0.8)	—	(17.3)	—	—	(17.3)
Repurchases of common stock	(9.9)	(0.1)	(200.0)	—	—	(200.1)
Net income	—	—	—	80.5	—	80.5
Other comprehensive loss	—	—	—	—	(0.3)	(0.3)
Balance as of August 2, 2026	401.4	$4.0	$1,550.7	$(1,184.8)	$0.6	$370.5

	13 Weeks Ended August 3, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of May 4, 2025	415.1	$4.2	$1,891.4	$(1,520.5)	$0.5	$375.6
Share-based compensation expense	—	—	75.9	—	—	75.9
Vesting of share-based compensation awards	2.5	—	—	—	—	—
Repurchases of common stock	(3.1)	(0.1)	(123.7)	—	—	(123.8)
Net income	—	—	—	62.0	—	62.0
Other comprehensive income	—	—	—	—	0.2	0.2
Balance as of August 3, 2025	414.5	$4.1	$1,843.6	$(1,458.5)	$0.7	$389.9

	26 Weeks Ended August 2, 2026
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of February 1, 2026	415.1	4.2	1,852.9	(1,360.1)	0.9	497.9
Share-based compensation expense	—	—	150.4	—	—	150.4
Vesting of share-based compensation awards	5.9	—	—	—	—	—
Repurchases of common stock	(17.5)	(0.2)	(401.3)	—	—	(401.5)
Tax withholdings for share-based compensation awards	(2.1)	—	(51.3)	—	—	(51.3)
Net income	—	—	—	175.3	—	175.3
Other comprehensive loss	—	—	—	—	(0.3)	(0.3)
Balance as of August 2, 2026	401.4	4.0	1,550.7	(1,184.8)	$0.6	$370.5

	26 Weeks Ended August 3, 2025
	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of February 2, 2025	413.6	4.1	1,840.2	(1,582.9)	0.1	261.5
Share-based compensation expense	—	—	150.4	—	—	150.4
Vesting of share-based compensation awards	4.6	0.1	(0.1)	—	—	—
Repurchases of common stock	(3.7)	(0.1)	(146.9)	—	—	(147.0)
Net income	—	—	—	124.4	—	124.4
Other comprehensive income	—	—	—	—	0.6	0.6
Balance as of August 3, 2025	414.5	4.1	1,843.6	(1,458.5)	0.7	389.9

See accompanying Notes to Condensed Consolidated Financial Statements.

CHEWY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	26 Weeks Ended
	August 2, 2026	August 3, 2025
Cash flows from operating activities
Net income	$175.3	$124.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76.7	62.1
Share-based compensation expense	150.4	150.4
Non-cash lease expense	19.6	17.4
Unrealized foreign currency (gains) losses, net	—	(0.2)
Other adjustments	6.8	5.8
Net change in operating assets and liabilities:
Accounts receivable	(8.2)	(52.1)
Inventories	(44.9)	(37.5)
Prepaid expenses and other current assets	(2.7)	(32.2)
Other non-current assets	(0.4)	—
Trade accounts payable	(65.3)	50.0
Accrued expenses and other current liabilities	(49.3)	(49.8)
Operating lease liabilities	(18.5)	(16.9)
Other long-term liabilities	6.4	(1.1)
Net cash provided by operating activities	245.9	220.3
Cash flows from investing activities
Capital expenditures	(85.6)	(65.7)
Proceeds from maturities of marketable securities	39.2	—
Purchases of marketable securities	(21.4)	—
Cash paid for acquisition of businesses, net of cash acquired	(552.8)	—
Other investing activities	—	(5.2)
Net cash (used in) investing activities	(620.6)	(70.9)
Cash flows from financing activities
Repurchases of common stock	(400.0)	(152.6)
Proceeds from, net of income taxes paid for, parent reorganization transaction	4.3	2.3
Repayment of borrowings and related financing costs	—	(0.8)
Proceeds from debt	811.7	—
Principal repayments of debt	(220.0)	—
Payments for tax withholdings related to vesting of share-based compensation awards	(68.7)	—
Other financing activities	(1.4)	(2.9)
Net cash provided by (used in) financing activities	125.9	(154.0)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.6
Net (decrease) in cash and cash equivalents	(249.1)	(4.0)
Cash and cash equivalents, as of beginning of period	860.1	595.8
Cash and cash equivalents, as of end of period	$611.0	$591.8
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

As of September 2, 2026, BC Partners Advisors LP (“BC Partners”) and its affiliates, La Caisse de dépôt et placement du Québec, affiliates of GIC Special Investments Pte Ltd, affiliates of StepStone Group LP and funds advised by Longview Asset Management, LLC (collectively, the “Sponsors”) control a majority of the voting power of our outstanding common stock. As a result, we are considered a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange.

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

All adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the quarterly period ended August 2, 2026 are not necessarily indicative of the results for the entire fiscal year. The unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2026 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2026 (“10-K Report”).

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

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities (in millions):

	As of
	August 2, 2026	February 1, 2026
Outbound fulfillment	$488.8	$506.6
Advertising and marketing	116.0	148.4
Payroll liabilities	55.6	112.3
Accrued expenses and other	373.0	312.9
Total accrued expenses and other current liabilities	$1,033.4	$1,080.2

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

During the thirteen weeks ended August 2, 2026 9,886,243 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program for a total cost of $199.9 million, excluding the cost of commissions and excise taxes. During the twenty-six weeks ended August 2, 2026, 17,485,469 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program for a total cost of $400.0 million, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of August 2, 2026, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $350.1 million. As of August 2, 2026, the total unpaid cost of share repurchases was $1.5 million for excise taxes.

During the twenty-six weeks ended August 3, 2025, 1,294,475 and 2,395,210 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program and June 2025 Concurrent Stock Repurchase for a total cost of $46.8 million and $100.0 million, respectively, excluding the cost of commissions and excise taxes.

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

Conversion of Class B Common Stock

On June 25, 2025, Buddy Chester Sub LLC converted 29,940,120 shares of Class B common stock into Class A common stock contemporaneously with the closing of the June 2025 Secondary Offering, June 2025 Option Shares Offering, and June 2025 Concurrent Stock Repurchase.

Debt

The Company's debt is carried at amortized cost. Debt issuance costs and any original issue discount associated with the Term Loan Credit Facility are presented in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the related debt and are amortized to interest expense over the contractual term of the facility using the effective interest method. Debt issuance costs associated with the ABL Credit Facility are presented within other non-current assets and are amortized to interest expense on a straight-line basis over the contractual term of the facility, irrespective of whether there are any outstanding borrowings under the facility. Commitment fees on the unused portion of the ABL Credit Facility and fees on outstanding letters of credit are expensed as incurred and included within interest expense.

Amounts of principal, contractually due within twelve months of the balance sheet date, are classified as the current portion of long-term debt, with the remainder classified as long-term debt, net.

Interest and Other Income, net

Interest (Expense) Income, net

The Company generates interest income from its cash and cash equivalents and marketable securities and incurs interest expense in relation to its borrowing facilities, finance leases, and unrecognized tax benefits. The following table provides additional information about the Company’s interest income (expense), net (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Interest income	$3.6	$5.3	$7.6	$9.8
Interest expense	(8.3)	(1.4)	(9.5)	$(2.7)
Interest (expense) income, net	$(4.7)	$3.9	$(1.9)	$7.1

The Company made interest payments of $1.1 million and $1.2 million during the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.

Other Income (Expense), net

The Company’s other income (expense), net consists of: (i) changes in the fair value of equity warrants, investments, and tax indemnification receivables, (ii) foreign currency transaction gains and losses, and (iii) allowances for credit losses on marketable securities. The following table provides additional information about the Company’s other (expense) income, net (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net legal settlement proceeds	$24.0	$—	$24.0	$—
Change in fair value of tax indemnification receivables	0.4	0.6	0.7	1.1
Foreign currency transaction (losses) gains	0.2	(0.2)	0.2	(0.3)
Change in fair value of equity investments	—	—	(0.3)	—
Change in fair value of equity warrants	—	—	—	(2.6)
Other income (expense), net	$24.6	$0.4	$24.6	$(1.8)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company did not adopt any new ASUs during the twenty-six weeks ended August 2, 2026.

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

3.    Acquisitions

The following transactions were accounted for as a business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheets at their estimated fair values, with the remaining unallocated purchase prices recorded as goodwill. Goodwill represents the expected synergies and cost rationalization from the merger of operations as well as intangible assets that do not qualify for separate recognition such as an assembled workforce. Pro forma information for these acquisitions has not been provided as the impact was not material to the Company’s consolidated results of operations.

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

The following table reconciles the purchase price to the cash paid for the acquisition, net of cash acquired (in millions):

Purchase price	$175.0
Less: cash acquired	0.2
Cash paid for acquisition of business, net of cash acquired	$174.8

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets acquired:
Cash and cash equivalents	$0.2
Accounts receivable	0.7
Inventories	15.1
Prepaid expenses and other current assets	2.7
Property and equipment, net	4.7
Operating lease right-of-use assets	2.5
Goodwill	73.1
Identified intangible assets	88.0
Other non-current assets	0.2
Liabilities assumed:
Accounts payable	(6.1)
Accrued expenses and other current liabilities	(5.8)
Other long-term liabilities	(0.3)
Estimated purchase price	$175.0

Based on a preliminary allocation, in connection with this acquisition, the Company recorded goodwill of $73.1 million, the majority of which is anticipated to be deductible for tax purposes. The identified intangible assets consisted of $46.0 million of customer relationships, $33.0 million of trademarks, and $9.0 million of product portfolio with an amortization period of 17, 19, and 6 years, respectively.

During the twenty-six weeks ended August 2, 2026, the Company incurred $7.4 million of transaction-related costs in connection with the SmartPak acquisition. These costs were expensed as incurred and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Modern Animal Acquisition

On April 1, 2026, the Company entered into a definitive agreement to acquire Modern Animal, Inc. (“Modern Animal”). Under the terms of the definitive agreement, on May 21, 2026, the Company completed the acquisition of 100% of the issued and outstanding stock in Modern Animal, and Modern Animal became a wholly-owned subsidiary of the Company. Modern Animal is a technology-forward veterinary platform and the acquisition represents an important strategic step in Chewy’s evolution into a fully integrated pet healthcare ecosystem, combining care, commerce and services across the pet lifecycle.

The following table reconciles the estimated purchase price to the cash paid for the acquisition, net of cash acquired (in millions):

Purchase price	$399.8
Less: cash acquired	21.8
Cash paid for acquisition of business, net of cash acquired	$378.0

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets acquired:
Cash and cash equivalents	$21.8
Accounts receivable	1.1
Prepaid expenses and other current assets	5.2
Property and equipment, net	67.9
Operating lease right-of-use assets	49.0
Goodwill	221.6
Identified intangible assets	64.0
Deferred tax assets	32.5
Other non-current assets	1.4
Liabilities assumed:
Accounts payable	(3.8)
Accrued expenses and other current liabilities	(11.9)
Other long-term liabilities	(49.0)
Estimated purchase price	$399.8

Based on a preliminary allocation, in connection with this acquisition, the Company recorded goodwill of $221.6 million, which is not deductible for tax purposes. The identified intangible assets consisted of $39.0 million of customer relationships, $19.0 million of trademarks, and $6.0 million of developed technology with an amortization period of 17, 9 and 4 years, respectively. For more information, see Note 6 - Intangible Assets, net.

During the twenty-six weeks ended August 2, 2026, the Company incurred $8.0 million of transaction-related costs in connection with the Modern Animal acquisition. These costs were expensed as incurred and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

4.    Financial Instruments

Cash equivalents are carried at cost, which approximates fair value and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Marketable securities are carried at fair value and are classified within Level 1 because they are valued using quoted market prices. Specific to marketable fixed income securities, the Company did not record any gross unrealized gains and losses as fair value approximates amortized cost. The Company did not record any credit losses during the thirteen and twenty-six weeks ended August 2, 2026. Further, as of August 2, 2026, the Company did not record an allowance for credit losses related to its fixed income securities.

Vested equity warrants and equity investments in public companies that have readily determinable fair values are carried at fair value and are classified within Level 1 because they are valued using quoted market prices.

The following table includes a summary of financial instruments measured at fair value as of August 2, 2026 (in millions):

	Level 1	Level 2	Level 3
Cash	$611.0	$—	$—
Cash and cash equivalents	611.0	—	—
Equity investments	1.2	—	—
Marketable securities	1.2	—	—
Total financial instruments	$612.2	$—	$—

The following table includes a summary of financial instruments measured at fair value as of February 1, 2026 (in millions):

	Level 1	Level 2	Level 3
Cash	$858.8	$—	$—
Corporate bonds	1.3	—	—
Cash and cash equivalents	860.1	—	—
Corporate bonds	17.6	—	—
Equity investments	1.1	—	—
Marketable securities	18.7	—	—
Total financial instruments	$878.8	$—	$—

The Company held no financial instruments measured using Level 3 significant unobservable inputs as of August 2, 2026.

5.    Property and Equipment, net

The following is a summary of property and equipment, net (in millions):

	As of
	August 2, 2026	February 1, 2026
Furniture, fixtures and equipment	$290.7	$267.8
Computer equipment	85.0	81.7
Internal-use software	321.9	282.4
Leasehold improvements	508.7	428.8
Construction in progress	16.2	20.0
	1,222.5	1,080.7
Less: accumulated depreciation and amortization	597.7	528.4
Property and equipment, net	$624.8	$552.3

Internal-use software includes labor and license costs associated with software development for internal use and is amortized using the straight-line method over the estimated useful life of the software. The following is a summary of internal-use software, net (in millions):

	As of
	August 2, 2026	February 1, 2026
Internal-use software	$321.9	$282.4
Less: accumulated amortization	189.5	166.0
Internal-use software, net	$132.4	$116.4

Construction in progress is stated at cost, which includes the cost of construction and other directly attributable costs. No provision for depreciation is made on construction in progress until the relevant assets are completed and put into use.

For the thirteen weeks ended August 2, 2026 and August 3, 2025, the Company recorded depreciation expense on property and equipment of $24.5 million and $21.7 million, respectively, and amortization expense related to internal-use software costs of $12.6 million and $10.4 million, respectively. For the twenty-six weeks ended August 2, 2026 and August 3, 2025, the Company recorded depreciation expense on property and equipment of $48.7 million and $41.4 million, respectively, and amortization expense related to internal-use software costs of $23.9 million and $20.5 million, respectively. The aforementioned depreciation and amortization expenses were included within selling, general and administrative expenses in the condensed consolidated statements of operations.

6.    Intangible Assets, net

The following table provides information about the Company’s identified intangible assets (in millions, except for weighted-average remaining life):

	As of August 2, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Weighted-Average Remaining Life (years)
Definite-lived intangibles
Developed technology	6.0	$(0.3)	5.7	3.8
Customer relationships	85.0	$(1.8)	83.2	16.7
Trademarks	52.0	$(1.2)	50.8	13.7
Product portfolio	9.0	$(0.8)	8.2	5.5
Indefinite-lived intangibles
Business licenses	1.8	—	1.8	Indefinite
Total intangible assets	$153.8	$(4.1)	$149.7	12.9

For the thirteen weeks ended August 2, 2026 and August 3, 2025, the Company recorded amortization expense related to intangible assets of $2.6 million and $0.1 million, respectively.

For the twenty-six weeks ended August 2, 2026 and August 3, 2025, the Company recorded amortization expense related to intangible assets of $4.1 million and $0.2 million, respectively.

For the thirteen and twenty-six weeks ended August 2, 2026 and August 3, 2025, the Company did not record any impairment charges on intangible assets.

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

8.    Debt

The following table summarizes the components of the Company’s debt (in millions):

	As of
	August 2, 2026	February 1, 2026
Term Loan Credit Facility	$600.0	$—
Less: unamortized debt issuance costs	8.3	—
Total debt, net of discount and issuance costs	591.7	—
Less: current portion of long-term debt	(3.0)	—
Long-term debt, net	$588.7	$—

Term Loan Credit Facility

On June 23, 2026, the Company entered into a seven-year senior secured term loan credit facility (the “Term Loan Credit Facility”), which matures on June 23, 2033, and provides term loans in an aggregate principal amount of $600 million. The proceeds of the Term Loan Credit Facility, together with cash on hand, can be used to pay fees, premiums, costs and expenses related to the incurrence of the facility and the related transactions and, to the extent not so applied, for general corporate purposes or working capital requirements.

Borrowings under the Term Loan Credit Agreement bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either a base rate or a Term SOFR rate. The applicable margin is 1.75% for Term SOFR loans and 0.75% for base rate loans. As of August 2, 2026, the weighted-average interest rate and effective interest rate on the Term Loan Credit Facility were 5.41% and 5.66%, respectively. The Term Loan Credit Facility will amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of such term loan facility, commencing with the third full quarter ending after June 23, 2026 with the remaining balance payable on June 23, 2033. The Term Loan Credit Facility contains customary affirmative and negative covenants, all of which the Company is in compliance with. As of August 2, 2026, the Company did not make any principal payments for the Term Loan Credit Facility.

As of August 2, 2026, contractual maturities of the Term Loan Credit Facility were as follows (in millions):

Fiscal year	Amount
Remainder of FY26	$—
FY27	6.0
FY28	6.0
FY29	6.0
FY30	6.0
FY31	6.0
Thereafter	570.0
Total	$600.0

ABL Credit Facility

The Company has a senior secured asset-based credit facility (the “ABL Credit Facility”), which matures on June 23, 2031 following an amendment entered into on June 23, 2026, and provides for non-amortizing revolving loans in an aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). The ABL Credit Facility provides the right to request incremental commitments and add incremental asset-based revolving loan facilities in an aggregate principal amount up to the sum of (i) $250 million, (ii) the amount of permanent reductions of commitments thereunder and (iii) if greater than zero, the amount by which the borrowing base as of the date of incurrence exceeds the commitments thereunder, subject to customary conditions.

As of August 2, 2026 and February 1, 2026, the Company did not have any outstanding borrowings under the ABL Credit Facility. Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either a base rate or a term Secured Overnight Financing Rate (“SOFR”) (with no credit spread adjustment) at the Company’s option, plus a margin determined based on the Company's average excess availability, which is either (i) 0.25%, 0.50%, or 0.75% for borrowings at the base rate, or (ii) 1.25%, 1.50%, or 1.75% for SOFR borrowings. The Company is required to pay a commitment fee of 0.25% per annum with respect to the undrawn portion of the commitments, which is generally based on average daily usage of the facility. The ABL Credit Facility contains customary affirmative and negative covenants, all of which the Company is in compliance with. The Company had outstanding borrowings of $220 million under the ABL Credit Facility for less than forty days during the second quarter 2026 for general corporate purposes. The Company repaid the outstanding borrowings, including $1.1 million in interest and $1.4 million in upfront fees, under the ABL Credit Facility. Based on the Company’s borrowing base as of August 2, 2026, which is reduced by standby letters of credit, the Company had $783.1 million of borrowing capacity under the ABL Credit Facility.

9.    Leases

The Company leases all of its fulfillment and customer service centers, corporate offices, and veterinary clinics under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 5 to 15 years and typically allow for the leases to be renewed for up to three additional five-year terms. Fulfillment and customer service center, veterinary clinic, and corporate office leases expire at various dates through 2038, excluding renewal options. The Company also leases certain equipment under operating and finance leases. The terms of equipment leases generally range from 3 to 5 years and do not contain renewal options. These leases matured at various dates through 2026.

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheets (in millions):

		As of
Leases	Balance Sheet Classification	August 2, 2026	February 1, 2026
Assets
Operating	Operating lease right-of-use assets	$482.1	$467.9
Total operating lease assets		$482.1	$467.9
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$42.3	$38.1
Non-current
Operating	Operating lease liabilities	527.2	518.7
Total operating lease liabilities		$569.5	$556.8

For the twenty-six weeks ended August 2, 2026, assets acquired in exchange for new operating lease liabilities were $62.0 million which were primarily driven by the SmartPak and Modern Animal acquisitions as discussed in Note 3 - Acquisitions. Lease expense primarily relates to operating lease costs and was included within selling, general and administrative expenses in the condensed consolidated statements of operations. Lease expense for the thirteen weeks ended August 2, 2026 and August 3, 2025 was $30.3 million and $27.0 million, respectively. Lease expense for the twenty-six weeks ended August 2, 2026 and August 3, 2025 was $57.6 million and $54.2 million, respectively.

Cash flows used in operating activities related to operating leases were approximately $57.8 million and $54.0 million for the twenty-six weeks ended August 2, 2026 and August 3, 2025, respectively.

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

The following table presents information about the Company’s measures of segment profit and significant segment expenses regularly provided to the CODM (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net sales	$3,330.2	$3,104.2	$6,687.4	$6,220.2
Cost of goods sold	2,319.0	2,162.0	4,664.8	4,354.2
Gross profit	1,011.2	942.2	2,022.6	1,866.0
Fulfillment costs	365.8	360.3	723.7	706.7
Share-based compensation expense and related taxes	85.9	79.1	159.3	157.1
Depreciation and amortization	39.7	32.1	76.7	62.1
Other selling, general, and administrative expenses	213.0	200.4	421.5	399.1
Advertising and marketing expenses	214.8	200.6	420.9	394.4
Income tax provision	31.4	12.0	67.9	27.5
Interest and other income, net	(19.9)	(4.3)	(22.7)	(5.3)
Net income	$80.5	$62.0	$175.3	$124.4

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

Service-Based Awards Activity

The following table summarizes the activity related to the Company’s RSUs for the twenty-six weeks ended August 2, 2026 (in millions, except for weighted-average grant date fair value):

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of February 1, 2026	20.7	$27.77
Granted	16.6	$25.95
Vested	(5.9)	$29.05
Forfeited	(3.2)	$26.98
Unvested and outstanding as of August 2, 2026	28.2	$26.52

The following table summarizes the weighted average grant-date fair value of RSUs granted and total fair value of RSUs vested for the periods presented:

	26 Weeks Ended
	August 2, 2026	August 3, 2025
Weighted average grant-date fair value of RSUs	$25.95	$33.80
Total fair value of vested RSUs (in millions)	$146.7	$171.9

As of August 2, 2026, total unrecognized compensation expense related to unvested RSUs was $683.0 million and is expected to be recognized over a weighted-average expected performance period of 2.9 years.

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

Service and Performance-Based Awards Activity

The following table summarizes the activity related to the Company’s PRSUs for the twenty-six weeks ended August 2, 2026 (in millions, except for weighted-average grant date fair value):

	Number of PRSUs	Weighted-Average Grant Date Fair Value
Unvested and outstanding as of February 1, 2026	2.1	$20.92
Granted	1.2	$28.30
Vested	—	$—
Forfeited	(0.3)	$21.14
Unvested and outstanding as of August 2, 2026	3.0	$23.87

The following table summarizes the weighted average grant-date fair value of PRSUs granted and total fair value of PRSUs vested for the periods presented:

	26 Weeks Ended
	August 2, 2026	August 3, 2025
Weighted average grant-date fair value of PRSUs	$28.30	$26.35
Total fair value of vested PRSUs (in millions)	$—	$—

As of August 2, 2026, total unrecognized compensation expense related to unvested PRSUs was $38.4 million and is expected to be recognized over a weighted-average expected performance period of 2.0 years.

The fair value for PRSUs with a Company performance-based vesting condition is established based on the market price of Class A common stock on the date of grant.

As of August 2, 2026, there were 63.8 million additional shares of Class A common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
RSUs	$77.5	$71.9	$142.4	$139.5
PRSUs	6.0	4.0	8.0	10.9
Total share-based compensation expense	$83.5	$75.9	$150.4	$150.4

12.    Income Taxes

Income Tax Provision

Chewy is subject to taxation in the U.S. and various state, local, and foreign jurisdictions. The Company recorded an income tax provision during the thirteen and twenty-six weeks ended August 2, 2026 of $31.4 million and $67.9 million, respectively, compared to $12.0 million and $27.5 million for the thirteen and twenty-six weeks ended August 3, 2025, respectively. The Company’s effective tax rate for the thirteen and twenty-six weeks ended August 2, 2026 was higher than the U.S. federal statutory rate, primarily due to state income taxes and shortfall from share-based compensation, partially offset by federal and state research and development credits.

Deferred Tax Assets and Valuation Allowances

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence. The realizability of the Company’s net deferred tax assets is dependent on its ability to generate sufficient future taxable income prior to the expiration of tax attributes to support the utilization of these assets. As of August 2, 2026 and February 1, 2026, the Company maintained a full valuation allowance of $27.4 million against its foreign net deferred tax assets and certain U.S. state deferred tax assets.

Tax Payments and Refunds

In the aggregate, the Company paid $10.6 million, net of refunds received, for federal, state, and foreign income taxes, including those assumed in connection with certain transactions with affiliates of BC Partners, during the twenty-six weeks ended August 2, 2026 and paid income taxes, net of refunds received, of $6.9 million during the twenty-six weeks ended August 3, 2025.

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

The following table sets forth basic and diluted earnings per share attributable to the Company’s common stockholders for the periods presented (in millions, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Basic and diluted earnings per share
Numerator
Earnings attributable to common Class A and Class B stockholders	$80.5	$62.0	$175.3	$124.4
Denominator
Weighted-average common shares used in computing earnings per share:
Basic	406.4	414.2	410.1	413.9
Effect of dilutive share-based awards	3.7	14.2	4.5	12.9
Diluted	410.1	428.4	414.6	426.8
Anti-dilutive share-based awards excluded from diluted common shares	19.2	0.7	15.2	0.7
Earnings per share attributable to common Class A and Class B stockholders:
Basic	$0.20	$0.15	$0.43	$0.30
Diluted	$0.20	$0.14	$0.42	$0.29

14.    Certain Relationships and Related Party Transactions

As of August 2, 2026, the Company had a payable to affiliates of BC Partners of $3.8 million with respect to refunds received pursuant to tax payments made in connection with certain transactions with affiliates of BC Partners, which was included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. As of February 1, 2026, the Company had a receivable from affiliates of BC Partners of $0.5 million with respect to future tax payments in connection with certain transactions with affiliates of BC Partners, which was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets. For more information, see Note 12 - Income Taxes.

As of August 2, 2026 and February 1, 2026, the Company had a receivable from affiliates of BC Partners of $19.5 million and $18.9 million, respectively, with respect to the indemnification for certain tax liabilities in connection with certain transactions with affiliates of BC Partners, which was included in other non-current assets on the Company’s condensed consolidated balance sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2026 (“10-Q Report”) and our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2026 (“10-K Report”). This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections herein and in our 10-K Report, our actual results may differ materially from those anticipated in these forward-looking statements. Unless the context requires otherwise, references in this 10-Q Report to “Chewy,” the “Company,” “we,” “our,” or “us” refer to Chewy, Inc. and its consolidated subsidiaries.

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

Interest and Other Income (Expense), net

We generate interest income from our cash and cash equivalents and marketable securities. We incur interest expense primarily in connection with our borrowing facilities, including our term loan and asset-based revolving credit facilities, as well as finance leases and unrecognized tax benefits.

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

Adjusted EBITDA excludes depreciation and amortization, share-based compensation and related taxes, income tax provision (benefit), interest income (expense), transaction-related costs, net legal settlement proceeds, changes in the fair value of equity warrants, severance and exit costs, and other items not considered indicative of our core operations. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of net sales.

Adjusted net income and Adjusted earnings per share exclude certain non-cash and non-recurring items, including share-based compensation and related taxes, releases of valuation allowances associated with deferred tax assets, transaction-related costs, net legal settlement proceeds, changes in the fair value of equity warrants, and severance and exit costs. Beginning in the first quarter of 2026, Adjusted net income excludes transaction-related costs prospectively.

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

	13 Weeks Ended			26 Weeks Ended
(in millions, except net sales per active customer, per share data, and percentages)	August 2, 2026	August 3, 2025	% Change	August 2, 2026	August 3, 2025	% Change
Financial and Operating Data
Net sales	$3,330.2	$3,104.2	7.3%	$6,687.4	$6,220.2	7.5%
Net income (1)	$80.5	$62.0	29.8%	$175.3	$124.4	40.9%
Net margin	2.4%	2.0%		2.6%	2.0%
Adjusted EBITDA (2)	$226.7	$183.3	23.7%	$479.8	$376.0	27.6%
Adjusted EBITDA margin (2)	6.8%	5.9%		7.2%	6.0%
Adjusted net income (2)	$148.8	$141.1	5.5%	$328.7	$290.0	13.3%
Earnings per share, basic (1)	$0.20	$0.15	33.3%	$0.43	$0.30	43.3%
Earnings per share, diluted (1)	$0.20	$0.14	42.9%	$0.42	$0.29	44.8%
Adjusted earnings per share, basic (2)	$0.37	$0.34	8.8%	$0.80	$0.70	14.3%
Adjusted earnings per share, diluted (2)	$0.36	$0.33	9.1%	$0.79	$0.68	16.2%
Net cash provided by operating activities	$137.4	$133.9	2.6%	$245.9	$220.3	11.6%
Free cash flow (2)	$89.5	$105.9	(15.5)%	$160.3	$154.6	3.7%
Active customers (3) (4)	21.705	20.906	3.8%	21.705	20.906	3.8%
Net sales per active customer	$602	$591	1.9%	$602	$591	1.9%
Autoship customer sales	$2,817.2	$2,576.9	9.3%	$5,649.8	$5,139.6	9.9%
Autoship customer sales as a percentage of net sales	84.6%	83.0%		84.5%	82.6%
(1) Includes share-based compensation expense and related taxes of $85.9 million and $159.3 million for the thirteen and twenty-six weeks ended August 2, 2026, compared to $79.1 million and $157.1 million for the thirteen and twenty-six weeks ended August 3, 2025.

(2) Adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted basic and diluted earnings per share, and free cash flow are non-GAAP financial measures. See “Non-GAAP Financial Measures” above.

(3) Includes approximately 43 thousand active customers attributable to SmartPak for the thirteen and twenty-six weeks ended August 2, 2026.
(4) Excludes customer additions related to the Modern Animal acquisition.

We define net margin as net income divided by net sales and adjusted EBITDA margin as adjusted EBITDA divided by net sales.

Adjusted EBITDA and Adjusted EBITDA Margin

The following table presents a reconciliation of net income to adjusted EBITDA, as well as the calculation of net margin and adjusted EBITDA margin, for each of the periods indicated:

(in millions, except percentages)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Income to Adjusted EBITDA	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net income	$80.5	$62.0	$175.3	$124.4
Add (deduct):
Depreciation and amortization	39.7	32.1	76.7	62.1
Share-based compensation expense and related taxes	85.9	79.1	159.3	157.1
Interest expense (income), net	4.7	(3.9)	1.9	(7.1)
Change in fair value of equity warrants	—	—	—	2.6
Income tax provision	31.4	12.0	67.9	27.5
Severance costs	—	—	—	5.9
Net legal settlement proceeds	(24.0)	—	(24.0)	—
Transaction related costs	6.4	0.6	16.2	0.7
Exit costs	—	—	1.9	—
Other	2.1	1.4	4.6	2.8
Adjusted EBITDA	$226.7	$183.3	$479.8	$376.0
Net sales	$3,330.2	$3,104.2	$6,687.4	$6,220.2
Net margin	2.4%	2.0%	2.6%	2.0%
Adjusted EBITDA margin	6.8%	5.9%	7.2%	6.0%

Adjusted Net Income and Adjusted Basic and Diluted Earnings per Share

The following table presents a reconciliation of net income to adjusted net income, as well as the calculation of adjusted basic and diluted earnings per share, for each of the periods indicated:

(in millions, except per share data)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Income to Adjusted Net Income	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net income	$80.5	$62.0	$175.3	$124.4
Add:
Share-based compensation expense and related taxes	85.9	79.1	159.3	157.1
Change in fair value of equity warrants	—	—	—	2.6
Severance costs	—	—	—	5.9
Net legal settlement proceeds	(24.0)	—	(24.0)	—
Transaction related costs	6.4	—	16.2	—
Exit costs	—	—	1.9	—
Adjusted net income	$148.8	$141.1	$328.7	$290.0
Weighted-average common shares used in computing earnings per share and adjusted earnings per share:
Basic	406.4	414.2	410.1	413.9
Effect of dilutive share-based awards	3.7	14.2	4.5	12.9
Diluted	410.1	428.4	414.6	426.8
Earnings per share attributable to common Class A and Class B stockholders
Basic	$0.20	$0.15	$0.43	$0.30
Diluted	$0.20	$0.14	$0.42	$0.29
Adjusted basic	$0.37	$0.34	$0.80	$0.70
Adjusted diluted	$0.36	$0.33	$0.79	$0.68

Free Cash Flow

The following table presents a reconciliation of net cash provided by operating activities to free cash flow for each of the periods indicated:

(in millions)	13 Weeks Ended		26 Weeks Ended
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025
Net cash provided by operating activities	$137.4	$133.9	$245.9	$220.3
Deduct:
Capital expenditures	(47.9)	(28.0)	(85.6)	(65.7)
Free Cash Flow	$89.5	$105.9	$160.3	$154.6

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

Results of Consolidated Operations

The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

	13 Weeks Ended					26 Weeks Ended
				% of net sales					% of net sales
(in millions, except percentages)	August 2, 2026	August 3, 2025	% Change	August 2, 2026	August 3, 2025	August 2, 2026	August 3, 2025	% Change	August 2, 2026	August 3, 2025
Consolidated Statements of Operations
Net sales	$3,330.2	$3,104.2	7.3%	100.0%	100.0%	$6,687.4	$6,220.2	7.5%	100.0%	100.0%
Cost of goods sold	2,319.0	2,162.0	7.3%	69.6%	69.6%	4,664.8	4,354.2	7.1%	69.8%	70.0%
Gross profit	1,011.2	942.2	7.3%	30.4%	30.4%	2,022.6	1,866.0	8.4%	30.2%	30.0%
Operating expenses:
Selling, general and administrative	704.4	671.9	4.8%	21.2%	21.6%	1,381.2	1,325.0	4.2%	20.7%	21.3%
Advertising and marketing	214.8	200.6	7.1%	6.5%	6.5%	420.9	394.4	6.7%	6.3%	6.3%
Total operating expenses	919.2	872.5	5.4%	27.6%	28.1%	1,802.1	1,719.4	4.8%	26.9%	27.6%
Income from operations	92.0	69.7	32.0%	2.8%	2.2%	220.5	146.6	50.4%	3.3%	2.4%
Interest and other income, net	19.9	4.3	n/m	0.6%	0.1%	22.7	5.3	n/m	0.3%	0.1%
Income before income tax provision	111.9	74.0	51.2%	3.4%	2.4%	243.2	151.9	60.1%	3.6%	2.4%
Income tax provision	31.4	12.0	161.7%	0.9%	0.4%	67.9	27.5	146.9%	1.0%	0.4%
Net income	$80.5	$62.0	29.8%	2.4%	2.0%	$175.3	$124.4	40.9%	2.6%	2.0%

Thirteen and twenty-six weeks ended August 2, 2026 compared to thirteen and twenty-six weeks ended August 3, 2025

Net Sales

	13 Weeks Ended				26 Weeks Ended
(in millions, except percentages)	August 2, 2026	August 3, 2025	$ Change	% Change	August 2, 2026	August 3, 2025	$ Change	% Change
Consumables	$2,233.4	$2,149.4	$84.0	3.9%	$4,525.8	$4,327.3	$198.5	4.6%
Hardgoods	395.8	346.1	49.7	14.4%	790.6	688.3	102.3	14.9%
Pet health and specialty products	578.9	507.6	71.3	14.0%	1,141.6	1,004.3	137.3	13.7%
Other	122.1	101.1	21.0	20.8%	229.4	200.3	29.1	14.5%
Net sales	$3,330.2	$3,104.2	$226.0	7.3%	$6,687.4	$6,220.2	$467.2	7.5%

Net sales for the thirteen weeks ended August 2, 2026 increased by $226.0 million, or 7.3%, to $3.3 billion compared to $3.1 billion for the thirteen weeks ended August 3, 2025. Net sales growth was 5.7% for the thirteen weeks ended August 2, 2026, excluding contributions from SmartPak and Modern Animal. This increase was primarily driven by growth in active customers, which increased by 3.8% to 21.7 million, including approximately 43 thousand customers attributable to SmartPak but no customers attributable to the Modern Animal acquisition. Net sales per active customer increased $11 to $602 in the thirteen weeks ended August 2, 2026 compared to the thirteen weeks ended August 3, 2025, driven by growth across our consumables, pet health and specialty products, and hardgoods businesses.

Net sales for the twenty-six weeks ended August 2, 2026 increased by $467.2 million, or 7.5%, to $6.7 billion compared to $6.2 billion for the twenty-six weeks ended August 3, 2025. Net sales growth was 6.3% for the twenty-six weeks ended August 2, 2026 excluding contributions from SmartPak and Modern Animal. This increase was primarily driven by growth in active customers, which increased by 3.8% to 21.7 million, including approximately 43 thousand customers attributable to SmartPak, and higher net sales per active customer, which increased $11 to $602 in the twenty-six weeks ended August 2, 2026 compared to the twenty-six weeks ended August 3, 2025, driven by growth across our consumables, pet health and specialty products, and hardgoods businesses.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the thirteen weeks ended August 2, 2026 increased by $157.0 million, or 7.3%, to $2.3 billion compared to $2.2 billion in the thirteen weeks ended August 3, 2025. This increase was primarily due to higher sales coupled with increased outbound freight and shipping supply costs.

Cost of goods sold for the twenty-six weeks ended August 2, 2026 increased by $310.6 million, or 7.1%, to $4.7 billion compared to $4.4 billion in the twenty-six weeks ended August 3, 2025. This increase was primarily due to higher sales coupled with increased outbound freight and shipping supply costs.

Gross profit for the thirteen weeks ended August 2, 2026 increased by $69.0 million, or 7.3%, to $1.0 billion compared to $942.2 million in the thirteen weeks ended August 3, 2025. This increase was primarily due to the year-over-year increase in net sales as described above. Gross margin was 30.4% for the thirteen weeks ended August 2, 2026 and for the thirteen weeks ended August 3, 2025. Prior year included benefits from non-recurring minimum advertised price reimbursements from vendors, whereas current year included one time benefits from tariffs and rebate reimbursement of approximately $10 million.

Gross profit for the twenty-six weeks ended August 2, 2026 increased by $156.6 million, or 8.4%, to $2.0 billion compared to $1.9 billion in the twenty-six weeks ended August 3, 2025. This increase was primarily due to the year-over-year increase in net sales as described above. Gross margin for the twenty-six weeks ended August 2, 2026 was 30.2%, an increase of 20 basis points compared to 30.0% for the twenty-six weeks ended August 3, 2025, and is driven by growth in sponsored ads and margin growth across our consumables business.

Selling, General and Administrative

Selling, general and administrative expenses for the thirteen weeks ended August 2, 2026 increased by $32.5 million, or 4.8%, to $704.4 million compared to $671.9 million in the thirteen weeks ended August 3, 2025. The majority of the increase is associated with network-wide fulfillment costs, which were collectively incurred to support the overall growth of the business, our pharmacy fulfillment network, and veterinary clinics. This also included an increase in other selling, general, and administrative expenses of $6.4 million primarily attributable to transaction-related costs with the Modern Animal acquisition, as well as a modest increase in expanded software infrastructure requirements.

Selling, general and administrative expenses for the twenty-six weeks ended August 2, 2026 increased by $56.2 million, or 4.2%, to $1.4 billion compared to $1.3 billion in the twenty-six weeks ended August 3, 2025. The majority of the increase is associated with network-wide fulfillment costs, which were collectively incurred to support the overall growth of the business, our pharmacy fulfillment network, and veterinary clinics. This also included an increase in other selling, general, and administrative expenses of $16.2 million, primarily attributable to transaction-related costs with the Modern Animal and SmartPak acquisitions, as well as a modest increase in expanded software infrastructure requirements.

Advertising and Marketing

Advertising and marketing expenses for the thirteen weeks ended August 2, 2026 increased by $14.2 million, or 7.1%, to $214.8 million compared to $200.6 million in the thirteen weeks ended August 3, 2025. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels contributing to new customer acquisition and improved customer retention.

Advertising and marketing expenses for the twenty-six weeks ended August 2, 2026 increased by $26.5 million, or 6.7%, to $420.9 million compared to $394.4 million in the twenty-six weeks ended August 3, 2025. Our marketing expenses increased due to additional investment in our lower and upper funnel marketing channels contributing to new customer acquisition and improved customer retention.

Interest and Other Income, net

Interest expense, net for the thirteen weeks ended August 2, 2026 was $4.7 million compared to interest income, net of $3.9 million in the thirteen weeks ended August 3, 2025. Interest expense, net for the twenty-six weeks ended August 2, 2026 was $1.9 million compared to interest income, net of $7.1 million in the twenty-six weeks ended August 3, 2025. The change was primarily driven by interest expense associated with our Term Loan Credit Facility and borrowings under our ABL Credit Facility.

Other income, for the thirteen weeks ended August 2, 2026 increased by $24.2 million to $24.6 million compared to other income of $0.4 million in the thirteen weeks ended August 3, 2025. Other income for the twenty-six weeks ended August 2, 2026 increased by $26.4 million to $24.6 million compared to other expense of $1.8 million in the twenty-six weeks ended August 3, 2025. The primary driver was $24.0 million of net legal settlement proceeds received in connection with certain legal proceedings involving the Company.

Income Tax Provision (Benefit)

Our effective tax rate for the thirteen weeks ended August 2, 2026 was higher than the U.S. federal statutory rate, primarily due to state income taxes and shortfall from share-based compensation partially offset by federal and state research and development credits.

Income tax provision for the thirteen weeks ended August 2, 2026 increased by $19.4 million, to $31.4 million compared to income tax provision of $12.0 million in the thirteen weeks ended August 3, 2025, driven primarily by higher pre-tax income.

Income tax provision for the twenty-six weeks ended August 2, 2026 increased by $40.4 million to $67.9 million compared to income tax provision of $27.5 million in the twenty-six weeks ended August 3, 2025, driven primarily by higher pre-tax income.

Liquidity and Capital Resources

We finance our operations and capital expenditures primarily through cash flows generated by operations. Our principal sources of liquidity are expected to be our cash and cash equivalents, marketable securities, and our revolving credit facility. Cash and cash equivalents consisted primarily of cash on deposit with banks. Cash and cash equivalents totaled $611.0 million as of August 2, 2026, a decrease of $249.1 million from February 1, 2026.

We believe that our cash and cash equivalents, marketable securities, and availability under our revolving credit facility will be sufficient to fund our working capital, capital expenditure requirements, debt-service obligations, contractual obligations, and strategic investments for at least the next twelve months. As of August 2, 2026, we had $783.1 million available under our asset-based revolving credit facility. This assessment reflects our current liquidity position and expected cash flows, including the impact of our recently incurred debt-service obligations. During the quarter, we drew and fully repaid $220 million under the facility. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, capital expenditures, share repurchases, or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity could be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors” in Item 1A of our 10-K Report for the fiscal year ended February 1, 2026. Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all.

Cash Flows

	26 Weeks Ended
($ in millions)	August 2, 2026	August 3, 2025
Net cash provided by operating activities	$245.9	$220.3
Net cash (used in) investing activities	$(620.6)	$(70.9)
Net cash provided by (used in) financing activities	$125.9	$(154.0)

Operating Activities

Net cash provided by operating activities was $245.9 million for the twenty-six weeks ended August 2, 2026, which primarily consisted of $175.3 million of net income and $253.5 million of non-cash adjustments, including share-based compensation expense of $150.4 million and depreciation and amortization expense of $76.7 million. These amounts were partially offset by working capital changes of $170.4 million, which were primarily driven by a decrease in accrued expenses and other current liabilities, coupled with an increase in accounts receivable, inventories, and prepaid expenses and other current assets.

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

Investing Activities

Net cash used in investing activities was $620.6 million for the twenty-six weeks ended August 2, 2026, primarily consisting of $378.0 million for the acquisition of Modern Animal, $174.8 million for the acquisition of SmartPak and $85.6 million for capital expenditures related to expanding operations at our fulfillment centers, veterinary clinics, and future pharmacy facility capabilities.

Net cash used in investing activities was $70.9 million for the twenty-six weeks ended August 3, 2025, primarily consisting of $65.7 million for capital expenditures related to fulfillment centers, veterinary clinics, future pharmacy facility capabilities, and investments in our fresh and frozen private brand infrastructure.

Financing Activities

Net cash provided by financing activities was $125.9 million for the twenty-six weeks ended August 2, 2026 primarily consisting of $591.7 million of term loan proceeds offset by $400.0 million for repurchases of common stock, and $68.7 million for tax withholdings related to vesting of share-based compensation awards.

Net cash used in financing activities was $154.0 million for the twenty-six weeks ended August 3, 2025, primarily consisting of $152.6 million for repurchases of common stock, as well as payments for secondary offering costs, partially offset by $2.3 million for proceeds from, net of income taxes paid for, the parent reorganization transactions.

Other Liquidity Measures

ABL Credit Facility

We have a senior secured asset-based credit facility (the “ABL Credit Facility”), which matures on June 23, 2031 following an amendment entered into on June 23, 2026, and provides for non-amortizing revolving loans in the aggregate principal amount of up to $800 million, subject to a borrowing base comprised of, among other things, inventory and sales receivables (subject to certain reserves). Based on our borrowing base as of August 2, 2026, which is reduced by standby letters of credit, we had $783.1 million of borrowing capacity under the ABL Credit Facility. As of August 2, 2026 and February 1, 2026, we did not have any outstanding borrowings under the ABL Credit Facility.

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

During the thirteen weeks ended August 2, 2026, 9,886,243 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program for a total cost of $199.9 million, excluding the cost of commissions and excise taxes. During the twenty-six weeks ended August 2, 2026, 17,485,469 shares of Class A common stock were repurchased and subsequently cancelled and retired pursuant to the Repurchase Program for a total cost of $400.0 million, excluding the cost of commissions and excise taxes. The authorized value of shares available to be repurchased under the Repurchase Program excludes the cost of commissions and excise taxes and as of August 2, 2026, the remaining value of shares of common stock that were authorized to be repurchased under the Repurchase Program was $350.1 million. As of August 2, 2026, the total unpaid cost of share repurchases was $1.5 million for excise taxes.

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

As of the end of the period covered by this 10-Q Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 2, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the thirteen weeks ended August 2, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to shares of Class A common stock repurchased by Chewy, Inc. during the thirteen weeks ended August 2, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (in millions) (3)(4)
May 4, 2026 - May 31, 2026	866,201	$23.07	866,201	$530.0
June 1, 2026 - July 5, 2026	4,245,000	$19.11	4,245,000	$448.9
July 6, 2026 - August 2, 2026	4,775,042	$20.68	4,775,042	$350.1
Total	9,886,243		9,886,243
(1) The purchased shares consisted of 9,886,243 shares of Class A common stock repurchased pursuant to the Repurchase Program.
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

Restricted Stock Unit Share Withholding

We withhold shares of our Class A common stock associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units and performance-based restricted stock units awards under our employee equity incentive program. During the twenty-six weeks ended August 2, 2026, we withheld approximately 2.1 million shares for a total value of $51.3 million through net share settlements. Refer to Note 11 - Share-Based Compensation in the “Notes to Condensed Consolidated Financial Statements” for additional discussion of our equity incentive plans.

Item 5. Other Information

Rule 10b5-1 Plan Elections

On June 30, 2026, William Billings, the Company’s Chief Accounting Officer and Treasurer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and is scheduled to expire on December 31, 2026, subject to earlier termination in accordance with its terms. The aggregate number of shares of Class A common stock authorized to be sold pursuant to the trading arrangement is 22,888 shares.

During the thirteen weeks ended August 2, 2026, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.1	Form of Director Restricted Stock Unit Agreement					X
10.2	Credit Agreement, dated as of June 23, 2026, by and among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A.,as administrative agent and collateral agent.	8-K	001-38936	10.1	June 24, 2026
10.3	Amendment No. 4 to the ABL Credit Agreement, dated as of June 23, 2026 by and among the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-38936	10.2	June 24, 2026
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

CHEWY, INC.

Date:	September 9, 2026	By:	/s/ Christopher S. Deppe
Christopher S. Deppe
Chief Financial Officer